Form 10-Q
period 1995-03-31
FIDELITY LEASING INCOME FUND IV L P
filed 1995-05-11
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-16845

                     Fidelity Leasing Income Fund IV, L.P.
_______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                       23-2441780
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

         250 King of Prussia Road, Radnor, PA       19087
_______________________________________________________________________________
       (Address of principal executive offices)   (Zip code)

                                (610) 964-7102
_______________________________________________________________________________
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such fil-ing requirements for the past 90 days.

Yes  __X__  No _____



















                                Page 1 of 10
Part I:  Financial Information
Item 1:  Financial Statements

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             1995                     1994
                                          ___________             ____________

Cash and cash equivalents                 $1,169,325               $2,456,685

Accounts receivable                          177,419                  124,635

Interest receivable                            1,145                    8,702

Due from related parties                         798                   12,083

Equipment under operating leases
(net of accumulated depreciation
of $8,265,986 and $8,719,350,
respectively)                              2,711,629                1,781,057

Equipment held for sale or lease              25,554                   35,383
                                          __________               __________

     Total assets                         $4,085,870               $4,418,545
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  141,541               $  165,711

     Accounts payable and
      accrued expenses                        26,142                   54,043

     Due to related parties                   39,872                    3,553
                                           _________               __________
       Total liabilities                     207,555                  223,307

Partners' capital                          3,878,315                4,195,238
                                          __________               __________
       Total liabilities and
       partners' capital                  $4,085,870               $4,418,545
                                          ==========               ==========










The accompanying notes are an integral part of these financial statements.


                                       2
                      FIDELITY LEASING INCOME FUND IV, L.P.

                             STATEMENTS OF OPERATIONS

                For the three months ended March 31, 1995 and 1994

                                   (Unaudited)

                                                    1995              1994
                                                  ________          ________

Income:
     Rentals                                      $585,019          $616,146
     Interest                                       31,617            26,105
     Gain on sale of equipment, net                 67,864            78,331
     Other                                          11,860             2,052
                                                  ________          ________

                                                   696,360           722,634
                                                  ________          ________

Expenses:
     Depreciation                                  370,057           371,516
     General and administrative                     63,766            78,712
                                                  ________          ________

                                                   433,823           450,228
                                                  ________          ________

Net income                                        $262,537          $272,406
                                                  ========          ========


Net income per equivalent
  limited partnership unit                        $  19.06          $  15.86
                                                  ========          ========


Weighted average number of
  equivalent limited partnership
  units outstanding during the period               13,480            16,815
                                                  ========          ========


















The accompanying notes are an integral part of these financial statements.


                                       3
                     FIDELITY LEASING INCOME FUND IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 1995

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units      Amount        Total
                                  _______     _____      ______        _____

Balance, January 1, 1995         $ 6,635      42,565   $4,188,603   $4,195,238

Redemptions                         -         (1,700)     (15,882)     (15,882)

Cash distributions                (5,636)       -        (557,942)    (563,578)

Net income                         5,612        -         256,925      262,537
                                 _______      ______   __________   __________

Balance, March 31, 1995          $ 6,611      40,865   $3,871,704   $3,878,315
                                 =======      ======   ==========   ==========





































The accompanying notes are an integral part of these financial statements.


                                       4
                     FIDELITY LEASING INCOME FUND IV, L.P.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1995 and 1994
                                  (Unaudited)

                                                      1995          1994
                                                  __________    __________
Cash flows from operating activities:
     Net income                                   $  262,537    $  272,406
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    370,057       371,516
     Gain on sale of equipment, net                  (67,864)      (78,331)
     (Increase) decrease in accounts receivable      (52,784)      (42,461)
     (Increase) decrease in due from related parties  11,285       352,922
     Increase (decrease) in lease rents paid
      in advance                                     (24,170)       (9,767)
     Increase (decrease) in accounts payable and
      accrued expenses                               (27,901)      (19,958)
     Increase (decrease) in due to related parties    36,319       (74,499)
     Increase (decrease) in other, net                 7,557         2,980
                                                  __________    __________
                                                     252,499       502,402
                                                  __________    __________

     Net cash provided by
     operating activities                            515,036       774,808
                                                  __________    __________

Cash flows from investing activities:
     Acquisition of equipment                     (1,301,621)       (5,742)
     Maturity of investment securities held
      to maturity                                       -            5,277
     Proceeds from sale of equipment                  78,685       128,004
                                                  __________    __________

     Net cash provided by
      (used in) investing activities              (1,222,936)      127,539
                                                  __________    __________

Cash flows from financing activities:
     Distributions                                  (563,578)     (861,371)
     Redemptions of capital                          (15,882)      (75,532)
                                                  __________    __________

     Net cash used in financing activities          (579,460)     (936,903)
                                                  __________    __________

     Decrease in cash and cash equivalents        (1,287,360)      (34,556)

     Cash and cash equivalents, beginning
      of period                                    2,456,685     3,031,659
                                                  __________    __________

     Cash and cash equivalents, end of period     $1,169,325    $2,997,103
                                                  ==========    ==========


The accompanying notes are an integral part of these financial statements.


                                       5
                     FIDELITY LEASING INCOME FUND IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1995

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 7 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review periodi-cally the expected economic life of its rental equipment in order to deter-mine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review.

    The future approximate minimum rentals to be received on noncancellable operating leases as of March 31, 1995 are as follows:

                 Years Ending December 31               Minimum Rentals
                 ________________________               _______________

                           1995                           $1,163,000
                           1996                            1,067,000
                           1997                              648,000
                           1998                               89,000
                                                          __________
                                                          $2,967,000
                                                          __________

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 6% or 3% of gross rental payments from equip-ment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acqui-sition fees.









                                       6
                     FIDELITY LEASING INCOME FUND IV, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three months ended March 31:

                                               1995                 1994
                                             ________             ________

          Management fee                     $34,597              $36,120
          Reimbursable costs                  13,536               17,564

    Amounts due from related parties at March 31, 1995 and December 31, 1994 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted the Fund.

    Amounts due to related parties at March 31, 1995 and December 31, 1994 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared a cash distribution of $561,230 in May 1995 for the three months ended March 31, 1995, to all admitted partners as of March 31, 1995.




























                                           7
                      FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $696,360 and
$722,634 for the three months ended March 31, 1995 and 1994, respectively. Rental income from the leasing of computer peripheral equipment accounted for 84% and 85% of total revenues for the first quarter of 1995 and 1994, respec-tively. The decrease in revenues is primarily attributable to a decrease in rental income. In 1995, rental income decreased by approximately $192,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was offset by approximately $161,000 of rents generated from equipment purchases made since the first quarter of 1994. Additionally, the Fund recognized a net gain on sale of equipment of $67,864 and $78,331 for the quarter ended March 31, 1995 and 1994, respectively which also accounted for the decrease in revenues in 1995.

    Expenses were $433,823 and $450,228 during the three months ended March 31, 1995 and 1994, respectively. Depreciation expense comprised 85% and 83% of total expenses during the first quarter of 1995 and 1994, respectively. The decrease in expenses between the first quarter of 1995 and 1994 is primarily attributable to a decrease in general and administrative expenses because of the decrease in equipment remarketing expenses incurred by the Fund during these periods.

    For the three months ended March 31, 1995 and 1994, the Fund's net income was $262,537 and $272,406, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $19.06 and $15.86 based on a weighted average number of equivalent limited partnership units outstanding of 13,480 and 16,815 for the quarter ended March 31, 1995 and 1994, respectively.

    The Fund generated funds from operations of $564,730 and $565,591, for the purpose of determining cash available for distribution and distributed $561,230 and $565,804 to partners for the first quarter of 1995 and 1994, respectively.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues to purchase computer peripheral equipment, with cash available from operations which was not distributed to partners in previous periods. The Fund purchased $1,301,621 and $5,742 of equipment during the three months ended March 31, 1995 and 1994, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.











                                           8
Part II:  Other Information


                      FIDELITY LEASING INCOME FUND IV, L.P.

                                 March 31, 1995

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Exhibits:  None

          b) Reports on Form 8-K:  None









































                                           9
                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

            FIDELITY LEASING INCOME FUND IV, L.P.




            5-11-95     By:  P. Donald Mooney
            _______          ___________________________
            Date             P. Donald Mooney
                             President of
                             Fidelity Leasing Corporation
                             (Principal Operating Officer)




            5-11-95     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             Fidelity Leasing Corporation
                             (Principal Financial Officer)




































                                         10