Form 10-Q/A
period 1995-03-31
FIDELITY LEASING INCOME FUND IV L P
filed 1995-07-31
CIK 810363

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



















                                Page 1 of 10
Part II:  Other Information

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

           a) Exhibits: EX-27

           b) Reports on Form 8-K: None









































                                    9

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

            FIDELITY LEASING INCOME FUND IV, L.P.



            7/28/95          P. Donald Mooney
            _______          ___________________________
            Date             P. Donald Mooney
                             President of
                             Fidelity Leasing Corporation
                             (Principal Operating Officer)



            7/28/95          Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             Fidelity Leasing Corporation
                             (Principal Financial Officer)




































                                         10