Form 10-Q
period 1995-06-30
FIDELITY LEASING INCOME FUND IV L P
filed 1995-08-11
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995

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

Yes  __X__  No _____



















                                Page 1 of 11
Part I:  Financial Information
Item 1:  Financial Statements

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1995                     1994
                                          ___________             ____________

Cash and cash equivalents                 $  933,772               $2,456,685

Accounts receivable                           64,841                  124,635

Interest receivable                              187                    8,702

Due from related parties                      27,500                   12,083

Equipment under operating leases
(net of accumulated depreciation
of $7,228,598 and $8,719,350,
respectively)                              2,494,740                1,781,057

Equipment held for sale or lease              28,301                   35,383
                                          __________               __________

       Total assets                       $3,549,341               $4,418,545
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  144,234               $  165,711

     Accounts payable and
      accrued expenses                         6,928                   54,043

     Due to related parties                    6,514                    3,553
                                          __________               __________
       Total liabilities                     157,676                  223,307

Partners' capital                          3,391,665                4,195,238
                                          __________               __________
       Total liabilities and
        partners' capital                 $3,549,341               $4,418,545
                                          ==========               ==========










The accompanying notes are an integral part of these financial statements.


                                       2
                      FIDELITY LEASING INCOME FUND IV, L.P.

                             STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                    Three Months Ended     Six Months Ended
                                         June 30               June 30
                                      1995      1994       1995        1994
                                      ____      ____       ____        ____

Income:
     Rentals                        $546,754  $574,372  $1,131,773  $1,190,518
     Interest                         15,662    35,007      47,279      61,112
     Gain on sale of equipment,
      net                             32,679      -        100,543      66,200
     Other                               813     5,382      12,673       7,435
                                    ________  ________  __________  __________

                                     595,908   614,761   1,292,268   1,325,265
                                    ________  ________  __________  __________

Expenses:
     Depreciation                    320,825   350,097     690,882     721,613
     Write-down of equipment
      to net realizable value         87,796      -         87,796        -
     General and administrative       48,865    32,137      64,498      59,293
     General and administrative
      to related party                29,969    24,290      43,505      41,854
     Management fee to related
      party                           32,302    35,742      66,899      69,734
     Loss on sale of equipment,
      net                               -       12,131        -           -
                                    ________  ________  __________  __________

                                     519,757   454,397     953,580     892,494
                                    ________  ________  __________  __________

Net income                          $ 76,151  $160,364  $  338,688  $  432,771
                                    ========  ========  ==========  ==========


Net income per equivalent
  limited partnership unit          $   5.54  $   9.77  $    24.99  $    25.82
                                    ========  ========  ==========  ==========


Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period                   12,732    15,833      13,106      16,324
                                    ========  ========  ==========  ==========







The accompanying notes are an integral part of these financial statements.



                                       3
                     FIDELITY LEASING INCOME FUND IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 1995

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units      Amount        Total
                                  _______     _____      ______        _____

Balance, January 1, 1995         $ 6,635      42,565   $4,188,603   $4,195,238

Redemptions                         -         (1,730)     (17,453)     (17,453)

Cash distributions               (11,248)       -      (1,113,560)  (1,124,808)

Net income                        11,221        -         327,467      338,688
                                 _______      ______   __________   __________

Balance, June 30, 1995           $ 6,608      40,835   $3,385,057   $3,391,665
                                 =======      ======   ==========   ==========





































The accompanying notes are an integral part of these financial statements.


                                       4
                     FIDELITY LEASING INCOME FUND IV, L.P.
                            STATEMENTS OF CASH FLOWS
               For the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                      1995          1994
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $  338,688    $  432,771
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    690,882       721,613
     Write-down of equipment to net
      realizable value                                87,796          -
     Gain on sale of equipment, net                 (100,543)      (66,200)
     (Increase) decrease in accounts receivable       59,794       (65,887)
     (Increase) decrease in due from related
      parties                                        (15,417)      374,860
     Increase (decrease) in lease rents paid
      in advance                                     (21,477)          850
     Increase (decrease) in accounts payable and
      accrued expenses                               (47,115)      361,535
     Increase (decrease) in due to related parties     2,961       (84,965)
     Increase (decrease) in other, net                 8,515         6,309
                                                  __________    __________

                                                     665,396     1,248,115
                                                  __________    __________

     Net cash provided by operating activities     1,004,084     1,680,886
                                                  __________    __________

Cash flows from investing activities:
     Acquisition of equipment                     (1,533,346)     (436,760)
     Maturity of investment securities held
      to maturity                                       -          495,886
     Proceeds from sale of equipment                 148,610       211,195
                                                  __________    __________

     Net cash provided by
      (used in) investing activities              (1,384,736)      270,321
                                                  __________    __________

Cash flows from financing activities:
     Distributions                                (1,124,808)   (1,427,175)
     Redemptions of capital                          (17,453)      (80,363)
                                                  __________    __________

     Net cash used in financing activities        (1,142,261)   (1,507,538)
                                                  __________    __________

     Increase (decrease) in cash and
      cash equivalents                            (1,522,913)      443,669

     Cash and cash equivalents, beginning
      of period                                    2,456,685     3,031,659
                                                  __________    __________

     Cash and cash equivalents, end of period     $  933,772    $3,475,328
                                                  ==========    ==========
The accompanying notes are an integral part of these financial statements.
                                       5
                     FIDELITY LEASING INCOME FUND IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1995

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1994 financial statements have been reclassified to conform to the presentation adopted in 1995.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 15 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $87,796 and $-0-was charged to write-down of equipment to net realizable value for the six months ended June 30, 1995 and 1994, respectively. The General
    Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years. Any future losses are dependent upon unantici-pated technological developments affecting the computer equipment industry in subsequent years.

    The future approximate minimum rentals to be received on noncancellable operating leases as of June 30, 1995 are as follows:

                 Years Ending December 31               Minimum Rentals
                 ________________________               _______________

                           1995                           $  831,000
                           1996                            1,124,000
                           1997                              660,000
                           1998                              534,000
                                                          __________

                                                          $3,149,000
                                                          ==========






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

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and six months ended June 30, 1995 and 1994:
                                  Three Months Ended          Six Months Ended
                                        June 30                    June 30
                                  1995          1994           1995       1994
                                  ____          ____           ____       ____

          Management fee        $32,302       $35,742        $66,899    $69,734
          Reimbursable costs     29,969        24,290         43,505     41,854

    Amounts due from related parties at June 30, 1995 and December 31, 1994 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted the Fund.

    Amounts due to related parties at June 30, 1995 and December 31, 1994 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared and paid a cash distribution of $560,918 in August 1995 for the three months ended June 30, 1995, to all admitted partners as of June 30, 1995.

















                                           7

                      FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $595,908 and
$614,761 for the three months ended June 30, 1995 and 1994, respectively, and $1,292,268 and $1,325,265 for the six months ended June 30, 1995 and 1994, respectively. Rental income from the leasing of computer peripheral equipment accounted for 92% and 93% of total revenues for the second quarter of 1995 and 1994, respectively, and 88% and 90% of total revenues for the first six months of 1995 and 1994, respectively. The decrease in revenues is primarily attributable to a decrease in rental income. In 1995, rental income decreased by approximately $390,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was offset by approximately $331,000 of rents generated from equipment purchases made since the second quarter of 1994. Additionally, the Fund recognized a net gain on sale of equipment of $100,543 and $66,200 for the six months ended June 30, 1995 and 1994, respectively, which partially offset the decrease in revenues in 1995.

    Expenses were $519,757 and $454,397 during the three months ended June 30, 1995 and 1994, respectively and $953,580 and $892,494 for the six months ended June 30, 1995 and 1994, respectively. Depreciation expense comprised 62% and 77% of total expenses during the second quarter of 1995 and 1994, respectively and 72% and 81% for the first six months of 1995 and 1994, respectively. The increase in expenses is predominantly caused by the increase in the write-down of equipment to net realizable value in 1995. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $87,796 was charged to operations to write down equipment to its estimated net realizable value during the six months ended June 30, 1995 as compared to $-0-for the six months ended June 30, 1994. The General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. The overall increase in expenses, however, was offset by the decrease in depreciation expense resulting from equipment which came off lease or was sold since the second quarter of 1994.

    For the three months ended June 30, 1995 and 1994, the Fund had net income of $76,151 and $160,364, respectively. For the six months ended June 30, 1995 and 1994, the Fund had net income of $338,688 and $432,771, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $5.54 and $9.77 based on a weighted average number of equivalent limited partnership units outstanding of 12,732 and 15,833 for the quarter ended June 30, 1995 and 1994, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $24.99 and $25.82 based on a weighted average number of equivalent limited partnership units outstanding of 13,106 and 16,324 for the six months ended June 30, 1995 and 1994, respectively.

    The Fund generated funds from operations of $452,093 and $522,592, for the purpose of determining cash available for distribution, during the second quarter of 1995 and 1994, respectively and distributed $560,918 and $565,202 to partners in August 1995 and 1994, respectively. For the six months ended June





                                           8
                      FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

30, 1995 and 1994, the Fund generated funds from operations of $1,016,823 and $1,088,184 and distributed $561,230 and $565,804 to partners during the six months ended June 30, 1995 and 1994, respectively and $560,918 and $565,202 to partners in August 1995 and 1994, respectively. The distributions for the three and six months ended June 30, 1995, include $108,825 and $105,325, respectively, of sales proceeds and cash available from previous quarters which was not distributed.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues to purchase computer peripheral equipment, with sales proceeds and cash available from operations which was not distributed to partners in previous periods. The Fund purchased $1,533,346 and $436,760 of equipment during the six months ended June 30, 1995 and 1994, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

































                                      9


Part II:  Other Information


                      FIDELITY LEASING INCOME FUND IV, L.P.

                                 June 30, 1995

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









































                                           10
                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

            FIDELITY LEASING INCOME FUND IV, L.P.




            8-11-95     By:  P. Donald Mooney
            _______          ___________________________
            Date             P. Donald Mooney
                             President of
                             Fidelity Leasing Corporation
                             (Principal Operating Officer)




            8-11-95     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             Fidelity Leasing Corporation
                             (Principal Financial Officer)




































                                         11
                                    SIGNATURES

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




































                                         11