Form 10-Q
period 1995-09-30
FIDELITY LEASING INCOME FUND IV L P
filed 1995-11-14
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

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

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                             1995                     1994
                                          ___________             ____________

Cash and cash equivalents                 $  939,721               $2,456,685

Accounts receivable                          102,133                  124,635

Interest receivable                              321                    8,702

Due from related parties                       4,509                   12,083

Equipment under operating leases
(net of accumulated depreciation
of $6,954,675 and $8,719,350,
respectively)                              2,158,869                1,781,057

Equipment held for sale or lease               9,229                   35,383
                                          __________               __________

       Total assets                       $3,214,782               $4,418,545
                                          ==========               ==========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  134,028               $  165,711

     Accounts payable and
      accrued expenses                        16,883                   54,043

     Due to related parties                    1,312                    3,553
                                          __________               __________

       Total liabilities                     152,223                  223,307

Partners' capital                          3,062,559                4,195,238
                                          __________               __________
       Total liabilities and
        partners' capital                 $3,214,782               $4,418,545
                                          ==========               ==========









     The accompanying notes are an integral part of these financial statements.


                                         2
                       FIDELITY LEASING INCOME FUND IV, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                    Three Months Ended    Nine Months Ended
                                       September 30          September 30
                                      1995      1994       1995        1994
                                      ____      ____       ____        ____

Income:
     Rentals                        $515,005  $574,541  $1,646,778  $1,765,059
     Interest                         13,226    31,532      60,505      92,644
     Gain on sale of equipment,
      net                             45,075    60,243     145,618     126,443
     Other                               401    33,901      13,074      41,336
                                    ________  ________  __________  __________

                                     573,707   700,217   1,865,975   2,025,482
                                    ________  ________  __________  __________

Expenses:
     Depreciation                    279,179   372,779     970,061   1,094,392
     Write-down of equipment
      to net realizable value           -         -         87,796        -
     General and administrative       18,885    18,213      83,383      77,506
     General and administrative
      to related party                13,435    28,722      56,940      70,576
     Management fee to related
      party                           30,396    33,969      97,295     103,703
                                    ________  ________  __________  __________

                                     341,895   453,683   1,295,475   1,346,177
                                    ________  ________  __________  __________

Net income                          $231,812  $246,534  $  570,500  $  679,305
                                    ========  ========  ==========  ==========


Net income per equivalent
  limited partnership unit          $  17.80  $  15.91  $    42.45  $    41.58
                                    ========  ========  ==========  ==========


Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period                   11,889    15,139      12,700      15,929
                                    ========  ========  ==========  ==========







     The accompanying notes are an integral part of these financial statements.



                                         3


                       FIDELITY LEASING INCOME FUND IV, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1995

                                     (Unaudited)

                                  General     Limited Partners
                                  Partner     Units      Amount        Total
                                  _______     _____      ______        _____

Balance, January 1, 1995         $ 6,635      42,565   $4,188,603   $4,195,238

Redemptions                         -         (1,730)     (17,453)     (17,453)

Cash distributions               (16,857)       -      (1,668,869)  (1,685,726)

Net income                        31,361        -         539,139      570,500
                                 _______      ______   __________   __________

Balance, September 30, 1995      $21,139      40,835   $3,041,420   $3,062,559
                                 =======      ======   ==========   ==========





































     The accompanying notes are an integral part of these financial statements.


                                         4
                       FIDELITY LEASING INCOME FUND IV, L.P.
                              STATEMENTS OF CASH FLOWS
                For the nine months ended September 30, 1995 and 1994
                                     (Unaudited)

                                                      1995          1994
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $  570,500    $  679,305
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    970,061     1,094,392
     Write-down of equipment to net
      realizable value                                87,796          -
     Gain on sale of equipment, net                 (145,618)     (126,443)
     (Increase) decrease in accounts receivable       22,502       (15,810)
     (Increase) decrease in due from related
      parties                                          7,574       381,306
     Increase (decrease) in lease rents paid
      in advance                                     (31,683)         (885)
     Increase (decrease) in accounts payable and
      accrued expenses                               (37,160)      (69,771)
     Increase (decrease) in due to related parties    (2,241)      (82,421)
     Increase (decrease) in other, net                 8,381         6,150
                                                  __________    __________

                                                     879,612     1,186,518
                                                  __________    __________

     Net cash provided by operating activities     1,450,112     1,865,823
                                                  __________    __________

Cash flows from investing activities:
     Acquisition of equipment                     (1,533,346)   (1,224,349)
     Maturity of investment securities held
      to maturity                                       -          251,932
     Proceeds from sale of equipment                 269,449       303,358
                                                  __________    __________

     Net cash used in investing activities        (1,263,897)     (669,059)
                                                  __________    __________

Cash flows from financing activities:
     Distributions                                (1,685,726)   (1,992,377)
     Redemptions of capital                          (17,453)      (88,814)
                                                  __________    __________

     Net cash used in financing activities        (1,703,179)   (2,081,191)
                                                  __________    __________

     Decrease in cash and cash equivalents        (1,516,964)     (884,427)

     Cash and cash equivalents, beginning
      of period                                    2,456,685     3,031,659
                                                  __________    __________

     Cash and cash equivalents, end of period     $  939,721    $2,147,232
                                                  ==========    ==========

     The accompanying notes are an integral part of these financial statements.

                                         5
                       FIDELITY LEASING INCOME FUND IV, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1995

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

1.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

    Beginning July 1, 1995, cash distributions, if any, are made quarterly as follows: 96.5% to the Limited Partners and 3.5% to the General Partner, until the Limited Partners have received an amount equal to the purchase price of their Units, plus a 10% compounded Priority Return (an amount equal to 10% compounded annually on the portion of the purchase price, not previously distributed); thereafter 90% to the Limited Partners and 10% to the General Partner. For the period from January 1, 1992 through June 30, 1995, cash distributions were allocated 99% to the Limited Partners and 1% to the General Partner.

2.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 15 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $87,796 and $-0-was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1995 and 1994, respectively. The General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years. Any future losses are dependent upon unantici-pated technological developments affecting the computer equipment industry in subsequent years.









                        FIDELITY LEASING INCOME FUND IV, L.P.

                      NOTES TO FINANCIAL STATEMENTS (Continued)

2.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating leases as of September 30, 1995 are as follows:

                 Years Ending December 31               Minimum Rentals
                 ________________________               _______________

                           1995                           $  451,000
                           1996                            1,197,000
                           1997                              693,000
                           1998                               89,000
                                                          __________
                                                          $2,430,000
                                                          ==========

3.  RELATED PARTY TRANSACTIONS

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

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and nine months ended September 30, 1995 and 1994:
                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                  1995          1994        1995       1994
                                  ____          ____        ____       ____

          Management fee        $30,396       $33,969      $97,295  $103,703
          Reimbursable costs     13,435        28,722       56,940    70,576

    Amounts due from related parties at September 30, 1995 and December 31, 1994 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted the Fund.

    Amounts due to related parties at September 30, 1995 and December 31, 1994 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

4.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared and paid a cash distribution of $575,434 in November 1995 for the three months ended September 30, 1995, to all admitted partners as of September 30, 1995.

                                          7
                        FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $573,707 and
$700,217 for the three months ended September 30, 1995 and 1994, respectively, and $1,865,975 and $2,025,482 for the nine months ended September 30, 1995 and 1994, respectively. Rental income from the leasing of computer peripheral equipment accounted for 90% and 82% of total revenues for the third quarter of 1995 and 1994, respectively, and 88% and 87% of total revenues for the first nine months of 1995 and 1994, respectively. The decrease in revenues is primarily attributable to a decrease in rental income and partially attribu-table to a decrease in both interest income and other income. In 1995, rental income decreased by approximately $578,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was offset by approximately $460,000 of rents generated from equipment pur-chases made since the third quarter of 1994. Additionally, interest income earned by the Fund was lower in 1995 compared to 1994 because of lower cash balances available for investment by the Fund. Furthermore, other income was $13,074 in 1995 as compared to $41,336 in 1994 reflecting a decrease in late fees recognized on past due rents which are included in other income. However, the Fund recognized a net gain on sale of equipment of $145,618 and $126,443 for the nine months ended September 30, 1995 and 1994, respectively, which partially offset the decreases in revenues in 1995.

    Expenses were $341,895 and $453,683 during the three months ended September 30, 1995 and 1994, respectively and $1,295,475 and $1,346,177 for the nine months ended September 30, 1995 and 1994, respectively. Depreciation expense comprised 82% of total expenses during the third quarter of both 1995 and 1994, and 75% and 81% for the first nine months of 1995 and 1994, respectively. The decrease in expenses is primarily caused by the decrease in depreciation expense because of equipment which came off lease or was sold since the third quarter of 1994. The decrease in expenses, however, was offset by the increase in the write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment,$87,796 was charged to operations to write down equipment to its net realizable value during the nine months ended September 30, 1995 as compared to $-0- for the nine months ended September 30, 1994. The General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    For the three months ended September 30, 1995 and 1994, the Fund had net income of $231,812 and $246,534, respectively. For the nine months ended September 30, 1995 and 1994, the Fund had net income of $570,500 and $679,305, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $17.80 and $15.91 based on a weighted average number of equivalent limited partnership units outstanding of 11,889 and 15,139 for the quarter ended September 30, 1995 and 1994, respec-tively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $42.45 and $41.58 based on a weighted average number of equivalent limited partnership units outstanding of 12,700 and 15,929 for the nine months ended September 30, 1995 and 1994, respectively.

    The Fund generated funds from operations of $465,916 and $559,070, for the purpose of determining cash available for distribution, during the third quarter of 1995 and 1994, respectively and distributed $575,434 and $564,050 to partners in November 1995 and 1994, respectively. For the nine months ended

                       FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

September 30, 1995 and 1994, the Fund generated funds from operations of $1,482,739 and $1,647,254 and distributed $1,122,148 and $1,131,006 to partners during the nine months ended September 30, 1995 and 1994, respectively and $575,434 and $564,050 to partners in November 1995 and 1994, respectively. The distributions for the three and nine months ended September 30, 1995, include $109,518 and $214,843, respectively of sales proceeds and cash available from previous quarters which was not distributed.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues to purchase computer peripheral equipment, with sales proceeds and cash available from operations which was not distributed to partners in previous periods. The Fund purchased $1,533,346 and $1,224,349 of equipment during the nine months ended September 30, 1995 and 1994, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.






























Part II:  Other Information


                       FIDELITY LEASING INCOME FUND IV, L.P.

                                 September 30, 1995

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Exhibits:  EX-27

          b) Reports on Form 8-K: A report on Form 8-K was filed with the Securities and Exchange Commission on October 12, 1995 reporting under Item 1.






































                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                       FIDELITY LEASING INCOME FUND IV, L.P.




            11-13-95    By:  P. Donald Mooney
            ________         _____________________________
            Date             P. Donald Mooney
                             President of
                             Fidelity Leasing Corporation
                             (Principal Operating Officer)




            11-13-95    By:  Marianne T. Schuster
            ________         _____________________________
            Date             Marianne T. Schuster
                             Vice President of
                             Fidelity Leasing Corporation
                             (Principal Financial Officer)



































                                         11
                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

            FIDELITY LEASING INCOME FUND IV, L.P.




            _______          _____________________________
            Date             P. Donald Mooney
                             President of
                             Fidelity Leasing Corporation
                             (Principal Operating Officer)




            _______          _____________________________
            Date             Marianne T. Schuster
                             Vice President of
                             Fidelity Leasing Corporation
                             (Principal Financial Officer)




































