Form 10-Q
period 1996-03-31
FIDELITY LEASING INCOME FUND IV L P
filed 1996-05-15
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-16845

                     Fidelity Leasing Income Fund IV, L.P.
_______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                       23-2441780
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

7 E. Skippack Pike, Suite 275,  Ambler, Pennsylvania     19002
_______________________________________________________________________________
       (Address of principal executive offices)                  (Zip code)

                                (215) 619-2800
_______________________________________________________________________________
              (Registrant's telephone number, including area code)

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

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             1996                     1995
                                          ___________             ____________

Cash and cash equivalents                 $1,027,994              $  789,629

Accounts receivable                           49,301                  77,274

Interest receivable                              104                   3,651

Due from related parties                       6,395                  24,545

Equipment under operating leases
(net of accumulated depreciation
of $6,076,606 and $6,994,681,
respectively)                              1,648,208                1,888,844

Equipment held for sale or lease               2,931                    2,972
                                          __________               __________

     Total assets                         $2,734,933               $2,786,915
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  110,332               $   56,461

     Accounts payable and
      accrued expenses                        40,356                   73,251

     Due to related parties                    1,903                    4,096
                                           _________               __________
       Total liabilities                     152,591                  133,808

Partners' capital                          2,582,342                2,653,107
                                          __________               __________
       Total liabilities and
        partners' capital                 $2,734,933               $2,786,915
                                          ==========               ==========










The accompanying notes are an integral part of these financial statements.


                                       2
                      FIDELITY LEASING INCOME FUND IV, L.P.

                             STATEMENTS OF OPERATIONS

                For the three months ended March 31, 1996 and 1995

                                   (Unaudited)

                                                    1996              1995
                                                  ________          ________

Income:
     Rentals                                      $401,265          $585,019
     Interest                                        8,297            31,617
     Gain on sale of equipment, net                 28,436            67,864
     Other                                             369            11,860
                                                  ________          ________

                                                   438,367           696,360
                                                  ________          ________

Expenses:
     Depreciation                                  194,390           370,057
     Write-down of equipment to net realizable
       value                                        39,108              -
     General and administrative                     32,915            15,633
     General and administrative to related
       party                                        17,195            13,536
     Management fee to related party                23,572            34,597
                                                  ________          ________

                                                   307,180           433,823
                                                  ________          ________

Net income                                        $131,187          $262,537
                                                  ========          ========


Net income (loss) per equivalent
  limited partnership unit                        $  (6.94)         $  19.06
                                                  ========          ========


Weighted average number of
  equivalent limited partnership
  units outstanding during the period               10,812            13,480
                                                  ========          ========














The accompanying notes are an integral part of these financial statements.

                                       3
                     FIDELITY LEASING INCOME FUND IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 1996

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units      Amount        Total
                                  _______     _____      ______        _____

Balance, January 1, 1996        $  6,879      40,786   $2,646,228   $2,653,107

Redemptions                          -          (604)     (33,952)     (33,952)

Cash distributions                (5,880)        -       (162,120)    (168,000)

Net income (loss)                206,249         -        (75,062)     131,187
                                ________      ______   __________   __________

Balance, March 31, 1996         $207,248      40,182   $2,375,094   $2,582,342
                                ========      ======   ==========   ==========





































The accompanying notes are an integral part of these financial statements.


                                       4
                     FIDELITY LEASING INCOME FUND IV, L.P.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1996 and 1995
                                  (Unaudited)

                                                      1996          1995
                                                  __________    __________
Cash flows from operating activities:
     Net income                                    $ 131,187    $  262,537
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    194,390       370,057
     Write-down of equipment to net realizable
      value                                           39,108          -
     Gain on sale of equipment, net                  (28,436)      (67,864)
     (Increase) decrease in accounts receivable       27,973       (52,784)
     (Increase) decrease in due from related parties  18,150        11,285
     Increase (decrease) in lease rents paid
      in advance                                      53,871       (24,170)
     Increase (decrease) in accounts payable and
      accrued expenses                               (32,895)      (27,901)
     Increase (decrease) in due to related parties    (2,193)       36,319
     Increase (decrease) in other, net                 3,547         7,557
                                                  __________    __________
                                                     273,515       252,499
                                                  __________    __________

     Net cash provided by operating activities       404,702       515,036
                                                  __________    __________

Cash flows from investing activities:
     Acquisition of equipment                          -        (1,301,621)
     Proceeds from sale of equipment                  35,615        78,685
                                                  __________    __________

     Net cash provided by
      (used in) investing activities                  35,615    (1,222,936)
                                                  __________    __________

Cash flows from financing activities:
     Distributions                                  (168,000)     (563,578)
     Redemptions of capital                          (33,952)      (15,882)
                                                  __________    __________

     Net cash used in financing activities          (201,952)     (579,460)
                                                  __________    __________

     Increase (decrease) in cash and cash
      equivalents                                    238,365    (1,287,360)

     Cash and cash equivalents, beginning
      of period                                      789,629     2,456,685
                                                  __________    __________

     Cash and cash equivalents, end of period     $1,027,994    $1,169,325
                                                  ==========    ==========


The accompanying notes are an integral part of these financial statements.


                     FIDELITY LEASING INCOME FUND IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1996

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

1.  ORGANIZATION

    In February 1996, the name of the General Partner was changed from Fidelity Leasing Corporation to F.L. Partnership Management, Inc.

2.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 15 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to deter-mine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $39,108 and $-0- was charged to write-down of equipment to net realizable value for the three months ended March 31, 1996 and 1995, respectively. The General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.


    The future approximate minimum rentals to be received on noncancellable operating leases as of March 31, 1996 are as follows:

                 Years Ending December 31               Minimum Rentals
                 ________________________               _______________

                           1996                           $  971,000
                           1997                              709,000
                           1998                               89,000
                                                          __________
                                                          $1,769,000
                                                          ==========



                     FIDELITY LEASING INCOME FUND IV, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)


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

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three months ended March 31:

                                               1996                 1995
                                             ________             ________

          Management fee                      $23,572             $34,597
          Reimbursable costs                   17,195              13,536

    Amounts due from related parties at March 31, 1996 and December 31, 1995 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at March 31, 1996 and December 31, 1995 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

4.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared and paid a cash distribution of $336,249 in May 1996 for the three months ended March 31, 1996, to all admitted partners as of March 31, 1996.


















                                           7
                      FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $438,367 and $696,360 for the three months ended March 31, 1996 and 1995, respectively. Rental income from the leasing of computer peripheral equipment accounted for 92% and 84% of total revenues for the first quarter of 1996 and 1995, respec-tively. The decrease in revenues is primarily attributable to a decrease in rental income. In 1996, rental income decreased by approximately $233,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $49,000 of rents generated from equipment purchases made since the first quarter of 1995. Additionally, the Fund recognized a net gain on sale of equipment of $28,436 and $67,864 for the quarter ended March 31, 1996 and 1995, respectively, which also accounted for the decrease in revenues in 1996. Furthermore, interest income decreased in 1996 resulting from lower cash balances available for investment which also contributed to the overall decrease in revenues.

    Expenses were $307,180 and $433,823 during the three months ended March 31, 1996 and 1995, respectively. Depreciation expense comprised 63% and 85% of total expenses during the first quarter of 1996 and 1995, respectively. The decrease in expenses between the first quarter of 1996 and 1995 is primarily attributable to a decrease in depreciation expense because of equipment which came off lease and was sold during these periods. The decrease in expenses was reduced by an increase in write-down of equipment to net realizable value. Based upon the review of the recoverability of the undepreciated cost of rental equipment, $39,108 was charged to operations to write down equipment to its estimated net realizable value for the three months ended March 31, 1996 as compared to $-0- for the three months ended March 31, 1995. The General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    For the three months ended March 31, 1996 and 1995, the Fund's net income was $131,187 and $262,537, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings allocated to the General Partner were ($6.94)and $19.06 based on a weighted average number of equivalent limited partnership units outstanding of 10,812 and 13,480 for the quarter ended
March 31, 1996 and 1995, respectively.

    The Fund generated funds from operations of $336,249 and $564,730, for the purpose of determining cash available for distribution and distributed $336,249 and $561,230 to partners for the first quarter of 1996 and 1995, respectively.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues to purchase computer equipment with cash available from operations which was not distributed to partners in previous periods.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND IV, L.P.

                                 March 31, 1996

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

                     FIDELITY LEASING INCOME FUND IV, L.P.




            5-14-96     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)



            5-14-96     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)

































