Form 10-Q
period 1996-06-30
FIDELITY LEASING INCOME FUND IV L P
filed 1996-08-14
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

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

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1996                     1995
                                          ___________             ____________

Cash and cash equivalents                 $  986,124              $  789,629

Accounts receivable                           90,622                  77,274

Interest receivable                           10,005                   3,651

Due from related parties                      56,901                  24,545

Equipment under operating leases
(net of accumulated depreciation
of $5,031,237 and $6,994,681,
respectively)                              1,433,462               1,888,844

Equipment held for sale or lease                -                      2,972
                                          __________              __________

     Total assets                         $2,577,114              $2,786,915
                                          ==========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   99,328              $   56,461

     Accounts payable and
      accrued expenses                        22,353                  73,251

     Due to related parties                      248                   4,096
                                           _________              __________
       Total liabilities                     121,929                 133,808

Partners' capital                          2,455,185               2,653,107
                                          __________              __________
       Total liabilities and
        partners' capital                 $2,577,114              $2,786,915
                                          ==========              ==========










The accompanying notes are an integral part of these financial statements.


                                       2
                      FIDELITY LEASING INCOME FUND IV, L.P.

                             STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                 Three Months Ended        Six Months Ended
                                       June 30                 June 30
                                 1996          1995        1996        1995
                                 ____          ____        ____        ____

Income:
   Rentals                     $374,285      $546,754    $775,550  $1,131,773
   Interest                      16,094        15,662      24,391      47,279
   Gain on sale of equipment,
    net                          86,860        32,679     115,296     100,543
   Other                          7,114           813       7,483      12,673
                               ________      ________    ________  __________

                                484,353       595,908     922,720   1,292,268
                               ________      ________    ________  __________

Expenses:
   Depreciation                 175,466       320,825     369,856     690,882
   Write-down of equipment
     to net realizable value     39,109        87,796      78,217      87,796
   General and administrative    21,471        48,865      54,386      64,498
   General and administrative
     to related party            17,260        29,969      34,455      43,505
   Management fee to related
     party                       21,953        32,302      45,525      66,899
                               ________      ________    ________  __________
                                275,259       519,757     582,439     953,580
                               ________      ________    ________  __________

Net income                     $209,094      $ 76,151    $340,281  $  338,688
                               ========      ========    ========  ==========


Net income per equivalent
  limited partnership unit     $  11.84      $   5.54    $   4.65  $    24.99
                               ========      ========    ========  ==========


Weighted average number of
  equivalent limited
  partnership units outstanding
  during the period              10,532        12,732      10,672      13,106
                               ========      ========    ========  ==========











The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 1996

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units      Amount        Total
                                  _______     _____      ______        _____

Balance, January 1, 1996        $  6,879      40,786   $2,646,228   $2,653,107

Redemptions                         -           (604)     (33,954)     (33,954)

Cash distributions              (212,129)       -        (292,120)    (504,249)

Net income                       290,672        -          49,609      340,281
                                ________      ______   __________   __________

Balance, June 30, 1996          $ 85,422      40,182   $2,369,763   $2,455,185
                                ========      ======   ==========   ==========



































The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.
                            STATEMENTS OF CASH FLOWS
               For the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                      1996          1995
                                                  __________    __________
Cash flows from operating activities:
     Net income                                    $340,281     $  338,688
                                                   ________     __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                   369,856        690,882
     Write-down of equipment to net realizable
      value                                          78,217         87,796
     Gain on sale of equipment, net                (115,296)      (100,543)
     (Increase) decrease in accounts receivable     (13,348)        59,794
     (Increase) decrease in due from
      related parties                               (32,356)       (15,417)
     Increase (decrease) in lease rents paid
      in advance                                     42,867        (21,477)
     Increase (decrease) in accounts payable and
      accrued expenses                              (50,898)       (47,115)
     Increase (decrease) in other, net              (10,202)        11,476
                                                   ________     __________
                                                    268,840        665,396
                                                   ________     __________

     Net cash provided by operating activities      609,121      1,004,084
                                                   ________     __________

Cash flows from investing activities:
     Acquisition of equipment                          -        (1,533,346)
     Proceeds from sale of equipment                125,577        148,610
                                                   ________     __________

     Net cash provided by
      (used in) investing activities                125,577     (1,384,736)
                                                   ________     __________

Cash flows from financing activities:
     Distributions                                 (504,249)    (1,124,808)
     Redemptions of capital                         (33,954)       (17,453)
                                                   ________     __________

     Net cash used in financing activities         (538,203)    (1,142,261)
                                                   ________     __________

     Increase (decrease) in cash and cash
      equivalents                                   196,495     (1,522,913)

     Cash and cash equivalents, beginning
      of period                                     789,629      2,456,685
                                                   ________     __________

     Cash and cash equivalents, end of period      $986,124     $  933,772
                                                   ========     ==========


The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1996

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 15 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to deter-mine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $78,217 and $87,796 was charged to write-down of equipment to net realizable value for the six months ended June 30, 1996 and 1995, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.


    The future approximate minimum rentals to be received on noncancellable operating leases as of June 30, 1996 are as follows:



                 Years Ending December 31               Minimum Rentals
                 ________________________               _______________

                           1996                           $  632,000
                           1997                              709,000
                           1998                               89,000
                                                          __________
                                                          $1,430,000
                                                          ==========

                     FIDELITY LEASING INCOME FUND IV, L.P.

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

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and six months ended
    June 30, 1996 and 1995:
                                   Three Months Ended      Six Months Ended
                                         June 30               June 30
                                   1996          1995      1996        1995
                                   ____          ____      ____        ____

          Management fee         $21,953       $32,302   $45,525     $66,899
          Reimbursable costs      17,260        29,969    34,455      43,505

    Amounts due from related parties at June 30, 1996 and December 31, 1995 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at June 30, 1996 and December 31, 1995 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared and paid a cash distribution of $276,458 in August 1996 for the three months ended June 30, 1996, to all admitted partners as of June 30, 1996.

















                                           7
                      FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $484,353 and $595,908 for the three months ended June 30, 1996 and 1995, respectively and $922,720 and $1,292,268 for the six months ended June 30, 1996 and 1995, respectively. Rental income from the leasing of computer peripheral equipment accounted for 77% and 92% of total revenues for the second quarter of 1996 and 1995, respectively and 84% and 88% of total revenues for the first six months of 1996 and 1995, respectively. The decrease in revenues is primarily attri-butable to a decrease in rental income. In 1996, rental income decreased by approximately $408,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $652,000 of rents generated from equipment purchases made since the second quarter of 1995 as well as rental income earned on 1995 equipment purchases for which a full six months of rental income was earned in 1996 and only a portion of the six months was earned in 1995. Additionally, the decrease in interest income in 1996 caused by lower cash balance available for investment contributed to the overall decrease in revenues in 1996. However, the Fund recognized a net gain on sale of equipment of $115,296 and $100,543 for the six months ended June 30, 1996 and 1995, respectively, which lowered the overalldecrease in revenues in 1996.

    Expenses were $275,259 and $519,757 during the three months ended June 30, 1996 and 1995, respectively and $582,439 and $953,580 for the six months ended June 30, 1996 and 1995, respectively. Depreciation expense comprised 64% and 62% of total expenses during the second quarter of 1996 and 1995, respectively and 64% and 72% of total expenses during the six months ended June 30, 1996 and 1995, respectively. The decrease in expenses is primarily caused by the decrease in depreciation expense resulting from equipment which came off lease or was sold since the second quarter of 1995. Additionally, management fee to related party decreased proportionate to the decrease in rental income which also accounts for the decrease in total expenses in 1996. Furthermore, based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $78,217 was charged to operations to write down equipment to its estimated net realizable value during the six months ended June 30, 1996 as compared to $87,796 for the six months ended June 30, 1995 which also contributed to the decrease in expenses in 1996. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    For the three months ended June 30, 1996 and 1995, the Fund had net income of $209,094 and $76,151, respectively. For the six months ended June 30, 1996 and 1995, the Fund had net income of $340,281 and $338,688, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $11.84 and $5.54 based on a weighted average number of equivalent limited partnership units outstanding of 10,532 and 12,732 for the quarter ended June 30, 1996 and 1995, respectively. The earnings per equiva-lent limited partnership unit, after earnings allocated to the General Partner, were $4.65 and $24.99 based on a weighted average number of equivalent limited partnership units outstanding of 10,672 and 13,106 for the six months ended June 30, 1996 and 1995, respectively.






                                    8

                   FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund generated funds from operations of $336,809 and $452,093, for the purpose of determining cash available for distribution, during the second quarter of 1996 and 1995, respectively and distributed $276,458 and $560,918 to partners in August 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, the Fund generated funds from operations of $673,058 and $1,016,823 and distributed $336,249 and $561,230 to partners during the six months ended June 30, 1996 and 1995, respectively and $276,458 and $560,918 to partners in August 1996 and 1995, respectively.


ANALYSIS OF FINANCIAL CONDITION

    The Fund continues to purchase computer equipment with cash available from operations and sales proceeds which was not distributed to partners in previous periods.

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

                                 June 30, 1996

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

                     FIDELITY LEASING INCOME FUND IV, L.P.




            8-13-96     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)



            8-13-96     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)

































                                         11




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                     FIDELITY LEASING INCOME FUND IV, L.P.




                        By:
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)



                        By:
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)

































                                         11