Form 10-Q
period 1996-09-30
FIDELITY LEASING INCOME FUND IV L P
filed 1996-11-14
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-16845

                       Fidelity Leasing Income Fund IV, L.P.
_______________________________________________________________________________
               (Exact name of registrant as specified in its charter)

               Delaware                            23-2441780
_______________________________________________________________________________
        (State of organization)       (I.R.S. Employer Identification No.)

           Seven East Skippack Pike, Ambler, Pennsylvania     19002
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

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                             1996                     1995
                                          ___________             ____________

Cash and cash equivalents                 $  630,209               $  789,629

Accounts receivable                           86,154                   77,274

Interest receivable                           10,005                    3,651

Due from related parties                      25,046                   24,545

Equipment under operating leases
(net of accumulated depreciation
of $5,228,940 and $6,994,681,
respectively)                              1,640,757                1,888,844

Equipment held for sale or lease                -                       2,972
                                          __________               __________

       Total assets                       $2,392,171               $2,786,195
                                          ==========               ==========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  106,361               $   56,461

     Accounts payable and
      accrued expenses                         8,751                   73,251

     Due to related parties                     -                       4,096
                                          __________               __________

       Total liabilities                     115,112                  133,808

Partners' capital                          2,277,059                2,653,107
                                          __________               __________
       Total liabilities and
        partners' capital                 $2,392,171               $2,786,915
                                          ==========               ==========









     The accompanying notes are an integral part of these financial statements.


                                         2
                       FIDELITY LEASING INCOME FUND IV, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                    Three Months Ended    Nine Months Ended
                                       September 30          September 30
                                      1996      1995       1996        1995
                                      ____      ____       ____        ____

Income:
     Rentals                        $379,383  $515,005  $1,154,933  $1,646,778
     Interest                          6,639    13,226      31,030      60,505
     Gain on sale of equipment,
      net                             16,905    45,075     132,201     145,618
     Other                               896       401       8,379      13,074
                                    ________  ________  __________  __________

                                     403,823   573,707   1,326,543   1,865,975
                                    ________  ________  __________  __________

Expenses:
     Depreciation                    203,952   279,179     573,808     970,061
     Write-down of equipment
      to net realizable value         39,501      -        117,718      87,796
     General and administrative       22,014    18,885      76,400      83,383
     General and administrative
      to related party                17,764    13,435      52,219      56,940
     Management fee to related
      party                           22,260    30,396      67,785      97,295
                                    ________  ________  __________  __________

                                     305,491   341,895     887,930   1,295,475
                                    ________  ________  __________  __________

Net income                          $ 98,332  $231,812  $  438,613  $  570,500
                                    ========  ========  ==========  ==========


Net income per equivalent
  limited partnership unit          $   9.25  $  17.80  $    13.72  $    42.45
                                    ========  ========  ==========  ==========


Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period                   10,255    11,889      10,533      12,700
                                    ========  ========  ==========  ==========







     The accompanying notes are an integral part of these financial statements.



                                         3


                       FIDELITY LEASING INCOME FUND IV, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1996

                                     (Unaudited)

                                  General     Limited Partners
                                  Partner     Units      Amount        Total
                                  _______     _____      ______        _____

Balance, January 1, 1996         $  6,879     40,786   $2,646,228   $2,653,107

Redemptions                         -           (604)     (33,954)     (33,954)

Cash distributions               (296,552)      -        (484,155)    (780,707)

Net income                        294,102       -         144,511      438,613
                                 ________     ______   __________   __________

Balance, September 30, 1996      $  4,429     40,182   $2,272,630   $2,277,059
                                 ========     ======   ==========   ==========





































     The accompanying notes are an integral part of these financial statements.


                                         4
                       FIDELITY LEASING INCOME FUND IV, L.P.

                              STATEMENTS OF CASH FLOWS

                For the nine months ended September 30, 1996 and 1995
                                     (Unaudited)

                                                      1996          1995
                                                      ____          ____
Cash flows from operating activities:
     Net income                                     $438,613    $  570,500
                                                    ________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    573,808       970,061
     Write-down of equipment to net
      realizable value                               117,718        87,796
     Gain on sale of equipment, net                 (132,201)     (145,618)
     (Increase) decrease in accounts receivable       (8,880)       22,502
     Increase (decrease) in lease rents paid
      in advance                                      49,900       (31,683)
     Increase (decrease) in accounts payable and
      accrued expenses                               (64,500)      (37,160)
     (Increase) decrease in other, net               (10,951)       13,714
                                                    ________    __________

                                                     524,894       879,612
                                                    ________    __________

     Net cash provided by operating activities       963,507     1,450,112
                                                    ________    __________

Cash flows from investing activities:
     Acquisition of equipment                       (450,749)   (1,533,346)
     Proceeds from sale of equipment                 142,483       269,449
                                                    ________    __________

     Net cash used in investing activities          (308,266)   (1,263,897)
                                                    ________    __________

Cash flows from financing activities:
     Redemptions of capital                          (33,954)      (17,453)
     Distributions                                  (780,707)   (1,685,726)
                                                    ________    __________

     Net cash used in financing activities          (814,661)   (1,703,179)
                                                    ________    __________

     Decrease in cash and cash equivalents          (159,420)   (1,516,964)

     Cash and cash equivalents, beginning
      of period                                      789,629     2,456,685
                                                    ________    __________

     Cash and cash equivalents, end of period       $630,209    $  939,721
                                                    ========    ==========



     The accompanying notes are an integral part of these financial statements.


                                         5
                       FIDELITY LEASING INCOME FUND IV, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1996

                                     (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1995 financial statements have been reclassified to conform to the presntation in 1996.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 15 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles,the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $117,718 and $87,796 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1996 and 1995, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The future approximate minimum rentals to be received on noncancellable operating leases as of September 30, 1996 are as follows:

                 Years Ending December 31               Minimum Rentals
                 ________________________               _______________

                           1996                           $  344,000
                           1997                              917,000
                           1998                              252,000
                                                          __________
                                                          $1,513,000
                                                          ==========











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

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and nine months ended
    September 30, 1996 and 1995:

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                  1996          1995        1996       1995
                                  ____          ____        ____       ____

          Management fee         $22,260      $30,396      $67,785   $97,295
          Reimbursable costs      17,764       13,435       52,219    56,940

    Amounts due from related parties at September 30, 1996 and December 31, 1995 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted the Fund.

    The amount due to related parties at December 31, 1995 represents monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared and paid a cash distribution of $98,000 in November 1996 for the three months ended September 30, 1996, to all admitted partners as of September 30, 1996.
















                                          7
                        FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $403,823 and
$573,707 for the three months ended September 30, 1996 and 1995, respectively, and $1,326,543 and $1,865,975 for the nine months ended September 30, 1996 and 1995, respectively. Rental income from the leasing of computer peripheral equipment accounted for 94% and 90% of total revenues for the third quarter of 1996 and 1995, respectively, and 87% and 88% of total revenues for the first nine months of 1996 and 1995, respectively. The decrease in revenues is primarily attributable to a decrease in rental income. In 1996, rental income decreased by approximately $578,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was offset by approximately $86,000 of rents generated from equipment pur-chases made since the third quarter of 1995 as well as rents generated on 1995 equipment purchases for which a full nine months of rent was earned in 1996 and only a portion of the nine months of rent was earned in 1995. Additionally, interest income earned by the Fund was lower in 1996 compared to 1995 because of lower cash balances available for investment by the Fund which also accounts for the decrease in total revenues in 1996. Furthermore, the Fund recognized a net gain on sale of equipment of $132,201 and $145,618 for the nine months ended September 30, 1996 and 1995, respectively, which also contributed to the decrease in revenues in 1996.

    Expenses were $305,491 and $341,895 during the three months ended September 30, 1996 and 1995, respectively and $887,930 and $1,295,475 for the nine months ended September 30, 1996 and 1995, respectively. Depreciation expense comprised 67% and 82% of total expenses during the third quarter of 1996 and 1995, respectively and 65% and 75% of total expenses for the first nine months of 1996 and 1995, respectively. The decrease in expenses in 1996 is primarily caused by the decrease in depreciation expense because of equipment which came off lease or was sold. Additionally, management fee to related party decreased in 1996 proportionately to the decrease in rental income during this year. The overall decrease in expenses, however, was reduced by the increase in the write- down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $117,718 was charged to operations to write down equipment to its estimated net realizable value during the nine months ended September 30, 1996 as compared to $87,796 for the nine months ended September 30, 1995. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    For the three months ended September 30, 1996 and 1995, the Fund had net income of $98,332 and $231,812, respectively. For the nine months ended September 30, 1996 and 1995, the Fund had net income of $438,613 and $570,500, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $9.25 and $17.80 based on a weighted average number of equivalent limited partnership units outstanding of 10,255 and 11,889 for the quarter ended September 30, 1996 and 1995, respec-tively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $13.72 and $42.45 based on a weighted average number of equivalent limited partnership units outstanding of 10,533 and 12,700 for the nine months ended September 30, 1996 and 1995, respectively.

    The Fund generated funds from operations of $324,880 and $465,916, for the purpose of determining cash available for distribution, during the third quarter of 1996 and 1995, respectively and distributed $98,000 and $575,434 to partners in November 1996 and 1995, respectively. For the nine months ended

                       FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

September 30, 1996 and 1995, the Fund generated funds from operations of $997,938 and $1,482,739 and distributed $276,458 and $1,122,148 to partners during the nine months ended September 30, 1996 and 1995, respectively and $98,000 and $575,434 to partners in November 1996 and 1995, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues to purchase computer peripheral equipment, with sales proceeds and cash available from operations which was not distributed to partners in previous periods. The Fund purchased $450,749 and $1,533,346 of equipment during the nine months ended September 30, 1996 and 1995, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND IV, L.P.

                                 September 30, 1996

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

                       FIDELITY LEASING INCOME FUND IV, L.P.




          11-13-96    By:  Freddie M. Kotek
          ________         _____________________________
          Date             Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




          11-13-96    By:  Marianne T. Schuster
          ________         _____________________________
          Date             Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

            FIDELITY LEASING INCOME FUND IV, L.P.




          _______          _____________________________
          Date             Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




          _______          _____________________________
          Date             Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)




































                                         11