Form 10-K
period 1996-12-31
FIDELITY LEASING INCOME FUND IV L P
filed 1997-03-27
CIK 810363

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the year ended December 31, 1996

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

The number of outstanding limited partnership units of the Registrant at December 31, 1996 is 41,379.

There is no public market for these securities.

The index of Exhibits is located on page 9.



                                  1



                                PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund IV, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1986 and acquires equipment, primarily computer peripheral equipment, including printers, tape storage devices, data communications equipment, computer terminals, technical workstations as well as networking equipment, which is leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund will not borrow funds to purchase equipment.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1996, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.





                                  2




Item 2.  PROPERTIES

     The following schedules detail the type and aggregate purchase price of the various types of equipment acquired and leased by the Fund as of December 31, 1996, along with the percentage of total equipment represented by each type of equipment, a breakdown of equipment usage by industrial classification and the average initial term of leases:

                                   Purchase Price       Percentage of
Type of Equipment Acquired          of Equipment       Total Equipment

Communication Controllers            $1,582,503           24.60%
Disk Storage Systems                  1,533,346           23.84
Network Communications                  128,128            1.99
Personal Computers, Terminals
  and Display Stations                1,680,605           26.13
Printers                                352,775            5.48
Tape Storage Systems                  1,098,712           17.08
Other                                    56,309            0.88
                                     __________          ______

    Totals                           $6,432,378          100.00%
                                     ==========          ======

                          Breakdown of Equipment Usage
                          By Industrial Classification


                                   Purchase Price       Percentage of
Type of Business                    of Equipment       Total Equipment

Computer/Data Processing             $1,021,153           15.88%
Diversified Financial/Banking/
  Insurance                           3,348,430           52.05
Manufacturing/Refining                1,127,919           17.54
Retailing/Consumer Goods                918,003           14.27
Telephone/Telecommunications             12,258            0.19
Utilities                                 4,615            0.07
                                     __________          ______

    Totals                           $6,432,378          100.00%
                                     ==========          ======

Average Initial Term of Leases (in months):  38

    All of the above equipment is currently leased under operating leases.


Item 3.  LEGAL PROCEEDINGS

     Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.





                                      3
                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) The Fund's limited partnership units are not publicly traded. There is no market for the Fund's limited partnership units and it is unlikely that any will develop.

     (b)  Number of Equity Security Holders:

                                        Number of Partners
          Title of Class              as of December 31, 1996

     Limited Partnership Interests              1,551

     General Partnership Interest                   1

Item 6.  SELECTED FINANCIAL DATA

                                           For the Years Ended December 31,

                             1996          1995          1994          1993           1992
Total Income              $1,723,227     $2,374,015    $2,689,758    $3,657,867	    $5,332,466
Net Income                   539,379        738,436       765,397       739,957       907,145
Distributions to
 Partners                    878,707      2,261,160     2,556,427     4,351,379     3,429,212
Net Income per
 Equivalent Limited
 Partnership Unit              23.17          56.98         47.84         32.84         32.24
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                     10,433         12,305        15,527        21,215        27,062

                                                      December 31

                             1996          1995          1994          1993           1992
Total Assets              $2,389,398     $2,786,915    $4,418,545    $6,449,162   $10,510,421
Equipment under
 Operating Leases
 and Equipment Held
 for Sale or Lease
 (Net)                     1,397,793      1,891,816     1,816,440     2,449,146     4,856,688
Limited Partnerships
 Units                        41,379         41,983        42,565        43,389        45,549
Limited Partners               1,551          1,565         1,573         1,595         1,665












                                       4
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Fund had revenues of $1,723,227, $2,374,015, and $2,689,758 for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease in revenues between 1996, 1995 and 1994 is primarily caused by the decrease in rental income generated from equipment under operating leases. Rental income from the leasing of computer peripheral equipment accounted for 88% of total income in 1996 and 1995, and 89% of total income in 1994. In 1996, rental income decreased by approximately $705,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $126,000 of rental income generated from equipment under operating leases purchased during 1996, as well as rental income from 1995 equipment purchases for which a full year of rental income was earned in 1996 and only a partial year was earned in 1995. In 1995, rental income decreased by approximately $846,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $546,000 of rental income generated from equipment purchased in 1995 as well as rental income from 1994 equipment purchases for which a full year of rental income was earned in 1995 and only a partial year was earned in 1994. Interest income decreased in 1996 and 1995 due to a decrease in interest rates earned on short-term investments. Additionally, the Fund recognized a net gain on sale of equipment of $149,687, $182,063 and $138,714 for the twelve months ended December 31, 1996, 1995 and 1994, respectively which contributed to the decrease in total revenues for 1996 and reduced the decrease in total revenues in 1995.

     Expenses were $1,183,848, $1,635,579, and $1,924,361 for the years ended December 31, 1996, 1995 and 1994, respectively. Depreciation expense comprised 66% of total expenses in 1996, and 75% in both 1995 and 1994.
The decrease in expenses between these years is primarily attributable to a decrease in depreciation expense because of equipment which came off lease and was terminated or sold. Additionally, the decline in management fees, resulting from the decrease in rental income, contributed to the decrease in total expenses in 1996 and 1995. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as re-leasing of equipment, technological developments and information provided in third party publications. In 1996, 1995 and 1994, approximately $157,000, $94,000 and $156,000, respectively, was charged to write-down of equipment to net realizable value which reduced the overall decrease in total expenses in 1996 and contributed to the overall decrease in total expenses in 1995. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sales of its equipment. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

     The Fund's net income was $539,379, $738,436 and $765,397 for the years ended December 31, 1996, 1995 and 1994, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $23.17, $56.98 and $47.84 for the years ended December 31, 1996, 1995 and 1994, respectively. The weighted average number of equivalent limited partnership units outstanding were 10,433, 12,305 and 15,527 for 1996, 1995 and 1994, respectively.



                                   5
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

     The Fund generated funds from operations of $1,324,116, $1,871,187 and $2,234,590 for the purpose of determining cash available for distribution and declared distributions of $810,707, $1,865,582 and $2,258,634 to partners for the years ended December 31, 1996, 1995 and 1994, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid. During 1996, the General Partner revised its policy regarding distributions so that the distributions more accurately reflect the net income of the Fund over the most recent twelve months.

Analysis of Financial Condition

     The Fund will continue to purchase computer equipment for lease with cash available from operations which is not distributed to partners.
During the years ended December 31, 1996, 1995 and 1994, the Fund purchased $450,749, $1,533,346 and $1,239,461, respectively.

     In March 1997, the Fund purchased $225,000 of equipment subject to an operating lease with an initial lease term of 28 months.

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

                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In February 1996, the Board of Directors resolved to change the name of the General Partner from Fidelity Leasing Corporation to F.L. Partnership Management, Inc. (FLPMI). F.L. Partnership Management, Inc. is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Directors and Executive Officers of FLPMI are:

     FREDDIE M. KOTEK, age 40, Chairman of the Board of Directors, President and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. President of Resource Leasing, Inc. since September 1995.
     Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1993. First Vice President of Royal Alliance Associates from 1991 to 1993. Senior Vice President and Chief Financial Officer of Paine Webber Properties from 1990 to 1991.

     MICHAEL L. STAINES, age 47, Director and Secretary of FLPMI since September 1995 and Senior Vice President and Secretary of Resource America, Inc. since 1989.

     SCOTT F. SCHAEFFER, age 34, Director of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. Vice President-Real Estate of Resource America, Inc. and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1992. Vice President of the Dover Group, Ltd.
     (a real estate investment company) from 1985 to 1992.

     Others:

     STEPHEN P. CASO, age 41, Vice President and General Counsel of FLPMI since 1992.

     MARIANNE T. SCHUSTER, age 38, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 29, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1996:

          Name of Individual or      Capacities in
          Number in Group            Which Served         Compensation

          F.L. Partnership
            Management, Inc.         General Partner      $88,618 (1)
                                                          =======

          (1) This amount does not include the General Partner's share of cash distributions made to all partners.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 1996, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

     (b) In 1986, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities. No individual director or officer of F.L. Partnership Management, Inc. nor such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 3.5% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 10% compounded Priority
     Return; thereafter 10%. The General Partner will also share in net income equal to the greater of its cash distributions or 1% of net income or to the extent there are losses, 1% of such losses.

     (c) There are no arrangements known to the Fund that would, at any subsequent date, result in a change in control of the Fund.

Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1996, the Fund was charged $88,618 of management fees by the General Partner. The General Partner will continue to receive 6% or 3% of rental payments on equipment under operating leases or full pay-out leases, respectively for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees.

     The General Partner also receives 3.5% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 10% compounded Priority Return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 1996, the General Partner received $299,982 of cash distributions.

     The Fund incurred $73,610 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1996.

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

                  By:  F.L. PARTNERSHIP MANAGEMENT, INC.

                       Freddie M. Kotek
                  By:  ___________________________
                       Freddie M. Kotek, Chairman
                       and President

Dated March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


Signature                     Title                                Date



Freddie M. Kotek
____________________________  Chairman of the Board of Directors   3-26-97
Freddie M. Kotek              and President of F.L. Partnership
                              Management, Inc. (Principal Executive
                              Officer)



Michael L. Staines
____________________________  Director of F.L. Partnership         3-26-97
                              Management, Inc.



Marianne T. Schuster
____________________________  Vice President and Controller        3-26-97
Marianne T. Schuster          of F.L. Partnership Management,
                              Inc.  (Principal Financial Officer)

             INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                              Pages

Report of Independent Certified Public Accountants            F-2

Balance Sheets as of December 31, 1996 and 1995               F-3

Statements of Operations for the years ended
    December 31, 1996, 1995 and 1994                          F-4

Statements of Partners' Capital for the years
    ended December 31, 1996, 1995 and 1994                    F-5

Statements of Cash Flows for the years ended
    December 31, 1996, 1995 and 1994                          F-6

Notes to Financial Statements                                 F-7 - F-11











All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.






























                                        F-1

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund IV, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund IV, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ending December 31, 1996. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund IV, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




Grant Thornton, LLP
Philadelphia, Pennsylvania
February 10, 1997






















                                 F-2



                           FIDELITY LEASING INCOME FUND IV, L.P.

                                      BALANCE SHEETS

                                          ASSETS
                                                        December 31,

                                                  1996                1995
Cash and cash equivalents	                    $  915,772           $  789,629

Accounts receivable                              45,765               77,274

Interest receivable                                -                   3,651

Due from related parties                         30,068               24,545

Equipment under operating leases
(net of accumulated depreciation
of $5,034,585 and $6,994,681,
respectively)                                 1,397,793            1,888,844

Equipment held for sale or lease                    -                  2,972
                                             __________           __________

        Total assets                         $2,389,398           $2,786,915
                                             ==========           ==========


                             LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

      Lease rents paid in advance            $   90,732            $   56,461

      Accounts payable and
       accrued expenses                           9,891                60,469

      Due to related parties                      8,950                16,878
                                             __________            __________

        Total liabilities                       109,573               133,808

Partners' capital                             2,279,825             2,653,107
                                             __________            __________

        Total liabilities and
         partners' capital                   $2,389,398            $2,786,915
                                             ==========            ==========











   The accompanying notes are an integral part of these financial statements.



                                      F-3
                        FIDELITY LEASING INCOME FUND IV, L.P.

                                 STATEMENTS OF OPERATIONS
                                                For the years ended December 31,

                                              1996            1995           1994
Income:
  Rentals                                  $1,510,547      $2,089,364     $2,389,796
  Interest                                     31,365          76,520        124,270
  Gain on sale of equipment, net	              149,687         182,063        138,714
  Other                                        31,628          26,068         36,978
                                           __________      __________     __________

                                            1,723,227       2,374,015      2,689,758
                                           __________      __________     __________


Expenses:
  Depreciation                                777,204       1,220,643      1,451,711
  Write-down of equipment
   to net realizable value                    157,220          94,171        156,196
  General and administrative	                   87,196          78,226         96,724
  General and administrative to
   related party                               73,610         119,192         79,047
  Management fee to related party              88,618         123,347        140,683
                                           __________      __________     __________

                                            1,183,848       1,635,579      1,924,361
                                           __________      __________     __________

Net income                                 $  539,379      $  738,436     $  765,397
                                           ==========      ==========     ==========


Net income per equivalent
 limited partnership unit                  $    23.17      $    56.98     $    47.84
                                           ==========      ==========     ==========



Weighted average number of
 equivalent limited partnership
 units outstanding
 during the year                               10,433          12,305         15,527
                                           ==========      ==========     ==========









   The accompanying notes are an integral part of these financial statements.















                              F-4
                           FIDELITY LEASING INCOME FUND IV, L.P.

                             STATEMENTS OF PARTNERS' CAPITAL
                   For the years ended December 31, 1996, 1995 and 1994


                                       General        Limited Partners
                                       Partner       Units        Amount        Total
                                       _______       ___________________        _____
Balance, January 1, 1994             $  9,613      43,389     $6,068,699     $6,078,312

Redemptions                              -           (824)       (92,044)       (92,044)

Cash distributions                    (25,565)        -       (2,530,862)    (2,556,427)

Net income                             22,587         -          742,810        765,397
                                     ________      ______     __________     __________

Balance, December 31, 1994              6,635      42,565      4,188,603      4,195,238

Redemptions                              -           (582)       (19,407)       (19,407)

Cash distributions                    (36,997)       -        (2,224,163)    (2,261,160)

Net income                             37,241        -           701,195        738,436
                                     ________      ______     __________     __________

Balance, December 31, 1995              6,879      41,983      2,646,228      2,653,107

Redemptions                              -           (604)       (33,954)       (33,954)

Cash distributions                   (299,982)       -          (578,725)      (878,707)

Net income                            297,602        -           241,777        539,379
                                     ________      ______     __________     __________

Balance, December 31, 1996           $  4,499      41,379     $2,275,326     $2,279,825
                                     ========      ======     ==========     ==========











   The accompanying notes are an integral part of these financial statements.

















                              F-5

                            FIDELITY LEASING INCOME FUND IV, L.P.

                                  STATEMENTS OF CASH FLOWS
                                                          For the years ended December 31,

                                                         1996           1995          1994
Cash flows from operating activities:
	Net income                                             $  539,379     $  738,436    $  765,397
                                                       __________     __________    __________
  Adjustments to reconcile net income
   to net cash provided by operating activities:
  Depreciation                                            777,204      1,220,643     1,451,711
  Write-down of equipment to net realizable value         157,220         94,171       156,196
  Gain on sale of equipment, net                         (149,687)      (182,063)     (138,714)
  (Increase) decrease in accounts receivable               31,509         47,361       (44,518)
  (Increase) decrease in due from related parties          (5,523)       (12,462)      369,689
  Increase (decrease) in lease rents
   paid in advance                                         34,271       (109,250)       10,820
  Increase (decrease) in due to related parties            (7,928)        13,325       (88,471)
  Increase (decrease) in other, net                       (46,927)        11,477       (68,012)
                                                       __________     __________    __________
                                                          790,139      1,083,202     1,648,701
                                                       __________     __________    __________

  Net cash provided by operating activities             1,329,518      1,821,638     2,414,098
                                                       __________     __________    __________

Cash flows from investing activities:
  Acquisition of equipment                               (450,749)    (1,533,346)   (1,239,461)
  Purchase of investment securities
   held to maturity                                          -              -         (734,563)
  Maturity of investment securities
   held to maturity                                          -              -        1,230,449
  Proceeds from sale of equipment                         160,035        325,219       402,974
                                                       __________     __________    __________


 Net cash used in investing activities                   (290,714)    (1,208,127)     (340,601)
                                                       __________     __________    __________

Cash flows from financing activities:
  Distributions                                          (878,707)    (2,261,160)   (2,556,427)
  Redemptions of capital                                  (33,954)       (19,407)      (92,044)
                                                       __________     __________    __________

  Net cash used in financing activities                  (912,661)    (2,280,567)   (2,648,471)
                                                       __________     __________    __________

  Increase (decrease) in cash and cash equivalents        126,143     (1,66	7,056)     (574,974)

  Cash and cash equivalents, beginning of year            789,629      2,456,685     3,031,659
                                                       __________     __________    __________

  Cash and cash equivalents, end of year               $  915,772     $  789,629    $2,456,685
                                                       ==========     ==========    ==========





   The accompanying notes are an integral part of these financial statements.








                                       F-6
                     FIDELITY LEASING INCOME FUND IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

Fidelity Leasing Income Fund IV, L.P. (the "Fund") was formed in December 1986. The General Partner of the Fund is F.L. Partnership Management, Inc. ("FLPMI") which is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment including printers, tape storage devices, data communi-cations equipment, computer terminals, technical workstations as well as networking equipment which is leased to third parties throughout the United States on a short-term basis.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in bank repurchase agreements.

Concentrations of credit risk with respect to accounts receivables are limited due to the dispersion of the Fund's lessees over different industries and geographies.

Impairment of Long-Lived Assets

Effective January 1, 1996, the Fund adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This new standard provides guidence on when to recognize and how to measure impairment losses of long-lived assets and how to value long-lived assets to be disposed of. The adoption of SFAS No. 121 hadno impact on the net income of the Fund.

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

Significant Fourth Quarter Adjustments

Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. Based upon this review, the Fund recorded an adjustment of approximately $40,000, $-0- and $156,000 or $3.83, $-0- and $10.05 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1996, 1995 and 1994, respectively.







                                     F-8
                     FIDELITY LEASING INCOME FUND IV, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

3.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

Cash distributions (except for the period from January 1, 1992 through June 30, 1995), if any, are made quarterly as follows: 96.5% to the Limited Partners and 3.5% to the General Partner, until the Limited Partners have received an amount equal to the purchase price of their Units, plus a 10% compounded Priority Return (an amount equal to 10% compounded annually on the portion of the purchase price not previously distributed); thereafter, 90% to the Limited Partners and 10% to the General Partner. During the year ended December 31, 1996, the General Partner received cash distributions of $278,992 representing a portion of the 3.5% of cash distributions which the General Partner was entitled to receive in accordance with the Partnership Agreement for prior periods.

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

In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1996, 1995 and 1994, approximately $157,000, $94,000 and $156,000, respectively was charged to write-down of equipment to net realizable value.

The future approximate minimum rentals to be received on noncancellable operating leases as of December 31 are as follows:

                 1997                     $1,050,000
                 1998                        450,000
                 1999                        179,000
                                          __________
                                          $1,679,000
                                          ==========

In addition, in March 1997, the Fund purchased $225,000 of equipment subject to an operating lease with an initial lease term of 28 months.
The future approximate minimum rentals to be received on these noncancellable operating leases are $87,230, $104,676 and $52,338 in 1997, 1998 and 1999, respectively.


                                       F-9
                     FIDELITY LEASING INCOME FUND IV, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

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

Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs charged by the General Partner and its parent company during the years ended December 31:

                                1996        1995         1994

Management fee                $88,618     $123,347     $140,683
Reimbursable costs             73,610      119,192       79,047

During 1996, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America, Inc. serves as a director.

Amounts due from related parties at December 31, 1996 and 1995 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted the Fund.

Amounts due to related parties at December 31, 1996 and 1995 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  MAJOR CUSTOMERS

For the year ended December 31, 1996, four customers accounted for 28%, 21%, 15%, and 13% of the Fund's rental income. For the year ended December 31, 1995, two customers accounted for 18% each, one customer accounted for 17% and two customers generated 13% and 12% of the Fund's rental income. For the year ended December 31, 1994, three customers accounted for 21%, 15% and 13% of the Fund's rental income.







                                      F-10


                       FIDELITY LEASING INCOME FUND IV, L.P.

                      NOTES TO FINANCIAL STATEMENTS (Continued)

7.  CASH DISTRIBUTIONS

Below is a summary of the quarterly cash distributions paid to partners during the years ended December 31:

Month of Distribution               1996            1995          1994
       February                  $168,000        $  563,578    $  861,371
       May                        336,249           561,230       565,804
       August                     276,458           560,918       565,202
       November                    98,000           575,434       564,050
                                 ________        __________    __________

                                 $878,707        $2,261,160    $2,556,427
                                 ========        ==========    ==========

In addition, the General Partner declared a cash distribution of $100,000 in February 1997 for the three months ended December 31, 1996, to all admitted partners as of December 31, 1996.



































                                  F-11