Form 10-Q
period 1997-03-31
FIDELITY LEASING INCOME FUND IV L P
filed 1997-05-15
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

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

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)             (Audited)
                                           March 31,             December 31,
                                             1997                    1996
                                          ___________            ____________

Cash and cash equivalents                 $  918,792              $  915,772

Accounts receivable                           48,884                  45,765

Due from related parties                      24,452                  30,068

Equipment under operating leases
(net of accumulated depreciation
of $5,248,469 and $5,034,585,
respectively)                              1,409,344               1,397,793
                                          __________              __________

     Total assets                         $2,401,472              $2,389,398
                                          ==========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   91,475              $   90,732

     Accounts payable and
      accrued expenses                        13,296                   9,891

     Due to related parties                    3,843                   8,950
                                          __________              __________
       Total liabilities                     108,614                 109,573

Partners' capital                          2,292,858               2,279,825
                                          __________              __________
       Total liabilities and
        partners' capital                 $2,401,472              $2,389,398
                                          ==========              ==========














The accompanying notes are an integral part of these financial statements.


                                       2
                      FIDELITY LEASING INCOME FUND IV, L.P.

                             STATEMENTS OF OPERATIONS

                For the three months ended March 31, 1997 and 1996

                                   (Unaudited)

                                                    1997              1996
                                                  ________          ________

Income:
     Rentals                                      $358,175          $401,265
     Interest                                       12,157             8,297
     Gain on sale of equipment, net                    610            28,436
     Other                                             730               369
                                                  ________          ________

                                                   371,672           438,367
                                                  ________          ________

Expenses:
     Depreciation                                  213,885           194,390
     Write-down of equipment to net realizable
       value                                          -               39,108
     General and administrative                      9,801            31,312
     General and administrative to related
       party                                        13,966            18,798
     Management fee to related party                20,987            23,572
                                                  ________          ________

                                                   258,639           307,180
                                                  ________          ________

Net income                                        $113,033          $131,187
                                                  ========          ========


Net income (loss) per equivalent
  limited partnership unit                        $  10.83          $  (6.94)
                                                  ========          ========


Weighted average number of
  equivalent limited partnership
  units outstanding during the period               10,117            10,812
                                                  ========          ========














The accompanying notes are an integral part of these financial statements.

                                       3
                     FIDELITY LEASING INCOME FUND IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                   For the three months ended March 31, 1997

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units      Amount        Total
                                  _______     _____      ______        _____

Balance, January 1, 1997          $4,499      41,379   $2,275,326   $2,279,825

Cash distributions                (3,500)       -         (96,500)    (100,000)

Net income                         3,500        -         109,533      113,033
                                  ______      ______   __________   __________

Balance, March 31, 1997           $4,499      41,379   $2,288,359   $2,292,858
                                  ======      ======   ==========   ==========





































The accompanying notes are an integral part of these financial statements.




                                       4
                     FIDELITY LEASING INCOME FUND IV, L.P.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and 1996
                                  (Unaudited)

                                                      1997          1996
                                                  __________    __________
Cash flows from operating activities:
     Net income                                    $113,033     $  131,187
                                                   ________     __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                   213,885        194,390
     Write-down of equipment to net realizable
      value                                            -            39,108
     Gain on sale of equipment, net                    (610)       (28,436)
     (Increase) decrease in accounts receivable      (3,119)        27,973
     (Increase) decrease in due from related parties  5,616         18,150
     Increase (decrease) in lease rents paid
      in advance                                        743         53,871
     Increase (decrease) in accounts payable and
      accrued expenses                                3,405        (32,895)
     Increase (decrease) in due to related parties   (5,107)        (2,193)
     Increase (decrease) in other, net                 -             3,547
                                                   ________     __________
                                                    214,813        273,515
                                                   ________     __________

     Net cash provided by operating activities      327,846        404,702
                                                   ________     __________

Cash flows from investing activities:
     Acquisition of equipment                      (225,436)          -
     Proceeds from sale of equipment                    610         35,615
                                                   ________     __________

     Net cash provided by (used in)
      investing activities                         (224,826)        35,615
                                                   ________     __________

Cash flows from financing activities:
     Distributions                                 (100,000)      (168,000)
     Redemptions of capital                            -           (33,952)
                                                   ________     __________

     Net cash used in financing activities         (100,000)      (201,952)
                                                   ________     __________

     Increase in cash and cash equivalents            3,020        238,365

     Cash and cash equivalents, beginning
      of period                                     915,772        789,629
                                                   ________     __________

     Cash and cash equivalents, end of period      $918,792     $1,027,994
                                                   ========     ==========


The accompanying notes are an integral part of these financial statements.


                     FIDELITY LEASING INCOME FUND IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1997

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1996 financial statements have been reclassified to conform to the presentation in 1997.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 15 to 60 months. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. There was no charge to write-down of equipment to net realizable for the first quarter of 1997. For the three months ended March 31, 1996, $39,108 was charged to write-down of equipment to net realizable value.


    The future approximate minimum rentals to be received on noncancellable operating leases as of March 31, 1997 are as follows:

                 Years Ending December 31               Minimum Rentals
                 ________________________               _______________

                           1997                          $  718,000
                           1998                             426,000
                           1999                             199,000
                                                         __________
                                                         $1,343,000
                                                         ==========

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 6% or 3% of rental payments from equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acqui-sition fees.






                      FIDELITY LEASING INCOME FUND IV, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended
    March 31:

                                               1997                 1996
                                             ________             ________

          Management fee                     $20,987              $23,572
          Reimbursable costs                  13,966               18,798

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at March 31, 1997 and December 31, 1996 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at March 31, 1997 and December 31, 1996 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $100,000 in May 1997 for the three months ended March 31, 1997, to all admitted partners as of March 31, 1997.























                      FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $371,672 and $438,367 for the three months ended March 31, 1997 and 1996, respectively. Rental income from the leasing of computer peripheral equipment accounted for 96% and 92% of total revenues for the first quarter of 1997 and 1996, respec-tively. The decrease in revenues is primarily attributable to a decrease in rental income. In 1997, rental income decreased by approximately $99,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $56,000 of rents generated from equipment purchases made since the first quarter of 1996. Additionally, the Fund recognized a net gain on sale of equipment of $610 and $28,436 for the quarter ended March 31, 1997 and 1996, respectively, which also accounted for the decrease in revenues in 1997.

    Expenses were $258,639 and $307,180 during the three months ended March 31, 1997 and 1996, respectively. Depreciation expense comprised 83% and 63% of total expenses during the first quarter of 1997 and 1996, respectively. The decrease in expenses between the first quarter of 1997 and 1996 is primarily attributable to a decrease in write-down of equipment to net realizable value. Based upon the review of the recoverability of the undepreciated cost of rental equipment, there was no charge to operations to write down equipment to its estimated net realizable value for the three months ended March 31, 1997. However, $39,108 was charged to write-down of equipment to net realizable value for the three months ended March 31, 1996. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. Additionally, the reduction in general and administrative expenses incurred by the Fund in the first quarter of 1997 as compared to the first quarter of 1996 also contributed to the decrease in overall expenses. Depreciation expense increased in 1997 because of new equipment purchases made since the first quarter of 1996, which lowered the amount of decrease in total expenses in 1997.

    For the three months ended March 31, 1997 and 1996, the Fund's net income was $113,033 and $131,187, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings allocated to the General Partner were $10.83 and ($6.94) based on a weighted average number of equivalent limited partnership units outstanding of 10,117 and 10,812 for the quarter ended
March 31, 1997 and 1996, respectively.

    The Fund generated funds from operations of $326,308 and $336,249, for the purpose of determining cash available for distribution and distributed $100,000 and $336,249 to partners for the first quarter of 1997 and 1996, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues to purchase computer equipment with cash available from operations which was not distributed to partners in previous periods. During the first quarter of 1997, the Fund purchased $225,436 of equipment subject to an operating lease.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month
period.                                 8
Part II:  Other Information


                      FIDELITY LEASING INCOME FUND IV, L.P.

                                 March 31, 1997

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

                     FIDELITY LEASING INCOME FUND IV, L.P.




            5-14-97     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)



            5-14-97     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)

































