Form 10-Q
period 1997-06-30
FIDELITY LEASING INCOME FUND IV L P
filed 1997-08-26
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-16845

                     Fidelity Leasing Income Fund IV, L.P.
_______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                       23-2441780
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

7004 W. Butler Pike, Ambler, Pennsylvania     19002
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

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1997                    1996
                                          ___________             ____________

Cash and cash equivalents                 $1,196,485               $  915,772

Accounts receivable                           26,581                   45,765

Due from related parties                        -                      30,068

Equipment under operating leases
(net of accumulated depreciation
of $5,040,771 and $5,034,585,
respectively)                              1,158,071                1,397,793

Equipment held for sale or lease              63,820                     -

                                          __________               __________

       Total assets                       $2,444,957               $2,389,398
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  113,253               $   90,732

     Accounts payable and
      accrued expenses                         9,299                    9,891

     Due to related parties                    3,205                    8,950
                                          __________               __________
       Total liabilities                     125,757                  109,573

Partners' capital                          2,319,200                2,279,825
                                          __________               __________
       Total liabilities and
        partners' capital                 $2,444,957               $2,389,398
                                          ==========               ==========










The accompanying notes are an integral part of these financial statements.



                                      2
                      FIDELITY LEASING INCOME FUND IV, L.P.

                             STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                 Three Months Ended        Six Months Ended
                                       June 30                 June 30
                                 1997          1996        1997        1996
                                 ____          ____        ____        ____

Income:
   Rentals                     $339,491      $374,285    $697,666    $775,550
   Interest                      13,386        16,094      25,543      24,391
   Gain on sale of equipment,
    net                           2,785        86,860       3,395     115,296
   Other                            942         7,114       1,672       7,483
                               ________      ________    ________    ________

                                356,604       484,353     728,276     922,720
                               ________      ________    ________    ________

Expenses:
   Depreciation                 187,452       175,466     401,337     369,856
   Write-down of equipment
     to net realizable value       -           39,109        -         78,217
   General and administrative     7,780        19,868      17,581      51,180
   General and administrative
     to related party            15,165        18,863      29,131      37,661
   Management fee to related
     party                       19,865        21,953      40,852      45,525
                               ________      ________    ________    ________
                                230,262       275,259     488,901     582,439
                               ________      ________    ________    ________

Net income                     $126,342      $209,094    $239,375    $340,281
                               ========      ========    ========    ========


Net income per equivalent
  limited partnership unit     $  12.09      $  11.84    $  22.92    $   4.65
                               ========      ========    ========    ========


Weighted average number of
  equivalent limited
  partnership units outstanding
  during the period              10,161        10,532      10,139      10,672
                               ========      ========    ========    ========











The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 1997

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units      Amount        Total
                                  _______     _____      ______        _____

Balance, January 1, 1997          $4,499      41,379   $2,275,326   $2,279,825

Cash distributions                (7,000)       -        (193,000)    (200,000)

Net income                         7,000        -         232,375      239,375
                                  ______      ______   __________   __________

Balance, June 30, 1997            $4,499      41,379   $2,314,701   $2,319,200
                                  ======      ======   ==========   ==========




































The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.
                            STATEMENTS OF CASH FLOWS
               For the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                      1997          1996
                                                  __________    __________
Cash flows from operating activities:
     Net income                                   $  239,375     $340,281
                                                  __________     ________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    401,337      369,856
     Write-down of equipment to net realizable
      value                                             -          78,217
     Gain on sale of equipment, net                   (3,395)    (115,296)
     (Increase) decrease in accounts receivable       19,184      (13,348)
     (Increase) decrease in due from
      related parties                                 30,068      (32,356)
     Increase (decrease) in lease rents paid
      in advance                                      22,521       42,867
     Increase (decrease) in accounts payable and
      accrued expenses                                  (592)     (54,104)
     Increase (decrease) in other, net                (5,745)      (6,996)
                                                  __________     ________
                                                     463,378      268,840
                                                  __________     ________

     Net cash provided by operating activities       702,753      609,121
                                                  __________     ________

Cash flows from investing activities:
     Acquisition of equipment                       (225,436)        -
     Proceeds from sale of equipment                   3,396      125,577
                                                  __________     ________

     Net cash provided by (used in)
      investing activities                          (222,040)     125,577
                                                  __________     ________

Cash flows from financing activities:
     Distributions                                  (200,000)    (504,249)
     Redemptions of capital                             -         (33,954)
                                                  __________     ________

     Net cash used in financing activities          (200,000)    (538,203)
                                                  __________     ________

     Increase in cash and cash equivalents           280,713      196,495

     Cash and cash equivalents, beginning
      of period                                      915,772      789,629
                                                  __________     ________

     Cash and cash equivalents, end of period     $1,196,485     $986,124
                                                  ==========     ========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1997

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 15 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. There was no charge to write-down of equipment to net realizable value for the first six months of 1997. For the six months ended June 30, 1996, $78,217 was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The future approximate minimum rentals to be received on noncancellable operating leases as of June 30, 1997 are as follows:



                 Years Ending December 31               Minimum Rentals
                 ________________________               _______________

                           1997                           $  493,000
                           1998                              450,000
                           1999                              178,000
                                                          __________
                                                          $1,121,000
                                                          ==========

                     FIDELITY LEASING INCOME FUND IV, L.P.

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 6% or 3% of rental payments from equip-ment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acqui-sition fees.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 1997 and 1996:

                                   Three Months Ended      Six Months Ended
                                         June 30               June 30
                                   1997          1996      1997        1996
                                   ____          ____      ____        ____

          Management fee         $19,865       $21,953   $40,852     $45,525
          Reimbursable costs      15,165        18,863    29,131      37,661

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director

    Amounts due from related parties at December 31, 1996 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at June 30,1997 and December 31,1996 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $100,000 in August 1997 for the three months ended June 30, 1997, to all admitted partners as of June 30, 1997.













                                           7
                      FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $356,604 and
$484,353 for the three months ended June 30, 1997 and 1996, respectively and $728,276 and $922,720 for the six months ended June 30, 1997 and 1996, respectively. Rental income from the leasing of computer equipment accounted for 95% and 77% of total revenues for the second quarter of 1997 and 1996, respectively and 96% and 84% of total revenues for the first six months of 1997 and 1996, respectively. The decrease in revenues is partially attri-butable to a decrease in rental income. In 1997, rental income decreased by approximately $218,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $140,000 of rents generated from equipment purchases made since the second quarter of 1996. Additionally, the Fund recognized a net gain on sale of equipment of $3,395 and $115,296 for the six months ended June 30, 1997 and 1996, respectively, which also accounted for the overall decrease in revenues in 1997.

    Expenses were $230,262 and $275,259 during the three months ended June 30, 1997 and 1996, respectively and $488,901 and $582,439 for the six months ended June 30, 1997 and 1996, respectively. Depreciation expense comprised 81% and 64% of total expenses during the second quarter of 1997 and 1996, respectively and 82% and 64% of total expenses during the six months ended June 30, 1997 and 1996, respectively. The decrease in expenses is primarily caused by the decrease in write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, there was no charge to operations to write down equipment to its estimated net realizable value during the six months ended June 30, 1997. However, $78,217 was charged to write-down of equipment to net realizable value during the six months ended June 30, 1996. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. Additionally, the decrease in general and administrative expenses incurred by the Fund in 1997 as compared to 1996 also contributed to the decrease in overall expenses in 1997. The increase in depreciation expense resulting from new equipment purchases made since June 1996 mitigated the amount of the overall decrease in expenses in 1997.

    For the three months ended June 30, 1997 and 1996, the Fund had net income of $126,342 and $209,094, respectively. For the six months ended June 30, 1997 and 1996, the Fund had net income of $239,375 and $340,281, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $12.09 and $11.84 based on a weighted average number of equivalent limited partnership units outstanding of 10,161 and 10,532 for the quarter ended June 30, 1997 and 1996, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $22.92 and $4.65 based on a weighted average number of equivalent limited partnership units outstanding of 10,139 and 10,672 for the six months ended June 30, 1997 and 1996, respectively.

                   FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund generated cash from operations of $311,009 and $336,809, for the purpose of determining cash available for distribution, during the second quarter of 1997 and 1996, respectively and distributed $100,000 and $276,458 to partners in August 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, the Fund generated cash from operations of $637,317 and $673,058 and distributed $100,000 and $336,249 to partners during the six months ended June 30, 1997 and 1996, respectively, and $100,000 and $276,458 to partners in August 1997 and 1996, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.


ANALYSIS OF FINANCIAL CONDITION

    The Fund continues to purchase computer equipment with cash available from operations which was not distributed to partners in previous periods. During the six months ended June 30, 1997, the Fund purchased $225,436 of equipment subject to an operating lease.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND IV, L.P.

                                 June 30, 1997

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

                     FIDELITY LEASING INCOME FUND IV, L.P.




            8/11/97     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)



            8/11/97     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)

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