Form 10-Q
period 1997-09-30
FIDELITY LEASING INCOME FUND IV L P
filed 1997-11-13
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-16845

                       Fidelity Leasing Income Fund IV, L.P.
_______________________________________________________________________________
               (Exact name of registrant as specified in its charter)

               Delaware                            23-2441780
_______________________________________________________________________________
        (State of organization)       (I.R.S. Employer Identification No.)

           7004 West Butler Pike, Ambler, Pennsylvania     19002
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

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)            (Audited)
                                         September 30,          December 31,
                                             1997                   1996
                                          ___________           ____________

Cash and cash equivalents                 $1,296,949              $  915,772

Accounts receivable                           49,462                  45,765

Due from related parties                       3,729                  30,068

Equipment under operating leases
(net of accumulated depreciation
of $5,082,569 and $5,034,585,
respectively)                              1,057,334               1,397,793

Equipment held for sale or lease               5,910                    -
                                          __________              __________

       Total assets                       $2,413,384              $2,389,398
                                          ==========              ==========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  113,332              $   90,732

     Accounts payable and
      accrued expenses                         8,670                   9,891

     Due to related parties                    3,996                   8,950
                                          __________              __________

       Total liabilities                     125,998                 109,573

Partners' capital                          2,287,386               2,279,825
                                          __________              __________
       Total liabilities and
        partners' capital                 $2,413,384              $2,389,398
                                          ==========              ==========











     The accompanying notes are an integral part of these financial statements.


                                         2
                       FIDELITY LEASING INCOME FUND IV, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                      September 30          September 30
                                     1997      1996       1997        1996
                                     ____      ____       ____        ____

Income:
     Rentals                       $332,640  $379,383  $1,030,306 $1,154,933
     Interest                        15,449     6,639      40,992     31,030
     Gain on sale of equipment,
      net                              -       16,905        -       132,201
     Other                              298       896       1,970      8,379
                                   ________  ________  __________ __________

                                    348,387   403,823   1,073,268  1,326,543
                                   ________  ________  __________ __________

Expenses:
     Depreciation                   193,877   203,952     595,214    573,808
     Write-down of equipment
      to net realizable value        26,000    39,501      26,000    117,718
     General and administrative       6,801    20,411      24,382     71,591
     General and administrative
      to related party               10,793    19,367      39,924     57,028
     Management fee to related
      party                          19,455    22,260      60,307     67,785
     Loss on sale of equipment, net  23,275      -         19,880       -
                                   ________  ________  __________ __________

                                    280,201   305,491     765,707    887,930
                                   ________  ________  __________ __________

Net income                         $ 68,186  $ 98,332  $  307,561 $  438,613
                                   ========  ========  ========== ==========


Net income per equivalent
  limited partnership unit         $   6.37  $   9.25  $    29.29 $    13.72
                                   ========  ========  ========== ==========


Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period                  10,147    10,255      10,142     10,533
                                   ========  ========  ========== ==========







     The accompanying notes are an integral part of these financial statements.



                                         3


                       FIDELITY LEASING INCOME FUND IV, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1997

                                     (Unaudited)

                                 General     Limited Partners
                                 Partner     Units      Amount      Total
                                 _______     _____      ______      _____

Balance, January 1, 1997        $  4,499     41,379  $2,275,326  $2,279,825

Cash distributions               (10,500)      -       (289,500)   (300,000)

Net income                        10,500       -        297,061     307,561
                                ________     ______  __________  __________

Balance, September 30, 1997     $  4,499     41,379  $2,282,887  $2,287,386
                                ========     ======  ==========  ==========






































     The accompanying notes are an integral part of these financial statements.


                                         4
                       FIDELITY LEASING INCOME FUND IV, L.P.

                              STATEMENTS OF CASH FLOWS

                For the nine months ended September 30, 1997 and 1996
                                     (Unaudited)

                                                      1997          1996
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $  307,561      $438,613
                                                  __________      ________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    595,214       573,808
     Write-down of equipment to net
      realizable value                                26,000       117,718
     (Gain) loss on sale of equipment, net            19,880      (132,201)
     (Increase) decrease in due from related parties  26,339          -
     Increase (decrease) in lease rents paid
      in advance                                      22,600        49,900
     Increase (decrease) in accounts payable and
      accrued expenses                                (1,221)      (64,500)
     Increase (decrease) in other, net                (8,651)      (19,831)
                                                  __________      ________

                                                     680,161       524,894
                                                  __________      ________

     Net cash provided by operating activities       987,722       963,507
                                                  __________      ________

Cash flows from investing activities:
     Acquisition of equipment                       (318,575)     (450,749)
     Proceeds from sale of equipment                  12,030       142,483
                                                  __________      ________

     Net cash used in investing activities          (306,545)     (308,266)
                                                  __________      ________

Cash flows from financing activities:
     Redemptions of capital                             -          (33,954)
     Distributions                                  (300,000)     (780,707)
                                                  __________      ________

     Net cash used in financing activities          (300,000)     (814,661)
                                                  __________      ________

     Increase (decrease) in cash and
      cash equivalents                               381,177      (159,420)

     Cash and cash equivalents, beginning
      of period                                      915,772       789,629
                                                  __________      ________

     Cash and cash equivalents, end of period     $1,296,949      $630,209
                                                  ==========      ========



     The accompanying notes are an integral part of these financial statements.

                                         5
                       FIDELITY LEASING INCOME FUND IV, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1997

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 15 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles,the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $26,000 and $117,718 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1997 and 1996, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The future approximate minimum rentals to be received on noncancellable operating leases as of September 30, 1997 are as follows:

                 Years Ending December 31               Minimum Rentals
                 ________________________               _______________

                           1997                           $  278,000
                           1998                              578,000
                           1999                              249,000
                                                          __________

                                                          $1,105,000
                                                          ==========










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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 1997 and 1996:

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                  1997          1996        1997       1996
                                  ____          ____        ____       ____

          Management fee        $19,455       $22,260     $60,307    $67,785
          Reimbursable costs     10,793        19,367      39,924     57,028

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at September 30, 1997 and December 31, 1996 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted the Fund.

    Amounts due to related parties at September 30, 1997 and December 31, 1996 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $100,000 in November 1997 for the three months ended September 30, 1997, to all admitted partners as of September 30, 1997.















                                          7
                        FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $348,387 and $403,823 for the three months ended September 30, 1997 and 1996, respectively, and $1,073,268 and $1,326,543 for the nine months ended September 30, 1997 and 1996, respectively. Rental income from the leasing of computer equipment accounted for 95% and 94% of total revenues for the third quarter of 1997 and 1996, respectively, and 96% and 87% of total revenues for the first nine months of 1997 and 1996, respectively.
The decrease in revenues is partly attributable to a decrease in rental income. In 1997, rental income decreased by approximately $321,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $196,000 of rents generated from equipment purchases made since the third quarter of 1996 as well as rents generated on 1996 equipment purchases for which a full nine months of rent was earned in 1997 and only a portion of the nine months of rent was earned in 1996. Additionally, the Fund recognized $-0- net gain on sale of equipment for the nine months ended September 30, 1997 compared to $132,201 for the nine months ended September 30, 1996, which also contributed to the decrease in revenues in 1997.

    Expenses were $280,201 and $305,491 during the three months ended
September 30, 1997 and 1996, respectively and $765,707 and $887,930 for the nine months ended September 30, 1997 and 1996, respectively. Depreciation expense comprised 69% and 67% of total expenses during the third quarter of 1997 and 1996, respectively and 78% and 65% of total expenses for the first nine months of 1997 and 1996, respectively. The decrease in expenses in 1997 is primarily caused by the decrease in write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $26,000 was charged to operations to write down equipment to its estimated net realizable value during the nine months ended September 30, 1997 as compared to $117,718 for the nine months ended September 30, 1996. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. Additionally, the decrease in general administrative costs incurred by the Fund contributed to the decrease in the overall expenses during the nine months ended September 30, 1997. However, in 1997, the increase in depreciation expense resulting from the acquisition of equipment since September 1996 served to mitigate the overall decrease in expenses in 1997. The Fund also recorded a net loss on sale of equipment of $19,880 for the nine months ended September 30, 1997 compared to $-0- for the same period in 1996 which further reduced the overall decrease in expenses in 1997.

    For the three months ended September 30, 1997 and 1996, the Fund had net income of $68,186 and $98,332, respectively. For the nine months ended September 30, 1997 and 1996, the Fund had net income of $307,561 and $438,613, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $6.37 and $9.25 based on a weighted average number of equivalent limited partnership units outstanding of 10,147 and 10,255 for the quarter ended September 30, 1997 and 1996, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $29.29 and $13.72 based on a weighted average number of equivalent limited partnership units outstanding of 10,142 and 10,533 for the nine months ended September 30, 1997 and 1996, respectively.

                       FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund generated cash from operations of $311,338 and $324,880, for the purpose of determining cash available for distribution, during the third quarter of 1997 and 1996, respectively and distributed $100,000 and $98,000 to partners in November 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, the Fund generated funds from operations of $948,655 and $997,938 and distributed $200,000 and $612,707 to partners during the nine months ended September 30, 1997 and 1996, respectively and $100,000 and $98,000 to partners in November 1997 and 1996, respectively.
For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.


ANALYSIS OF FINANCIAL CONDITION

    The Fund continues to purchase computer equipment with cash available from operations which was not distributed to partners in previous periods. The Fund purchased $318,575 and $450,749 of equipment during the nine months ended September 30, 1997 and 1996, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND IV, L.P.

                                 September 30, 1997

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Exhibits:  EX-27

          b) Reports on Form 8-K:  None

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       FIDELITY LEASING INCOME FUND IV, L.P.




          11/11/97    By:  Freddie M. Kotek
          ________         _____________________________
          Date             Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




          11/11/97    By:  Marianne T. Schuster
          ________         _____________________________
          Date             Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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