Form 10-K
period 1997-12-31
FIDELITY LEASING INCOME FUND IV L P
filed 1998-03-27
CIK 810363

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 1997

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

    3 North Columbus Blvd., Philadelphia, Pennsylvania 19106
________________________________________________________________________
      (Address of principal executive offices)      (Zip Code)

                                 (215) 574-1636
________________________________________________________________________
              (Registrant's telephone number, including area code)

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

The number of outstanding limited partnership units of the Registrant at December 31, 1997 is 41,379.

There is no public market for these securities.

The index of Exhibits is located on page 9.

                                PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund IV, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1986 and acquires equipment, primarily computer equipment, including printers, tape storage devices, data communications equipment, computer terminals, technical workstations as well as networking equipment, which is leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund does not borrow funds to purchase equipment.

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

     The equipment leasing industry is highly competitive. The Fund competes with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which have greater financial resources than the Fund. Other leasing companies and equipment manufacturers and distributors may be in a position to offer equipment to prospective lessees on financial terms which are more favorable than those which the Fund can offer. They may also be in a position to offer trade-in-privileges, maintenance contracts and other services which the Fund may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms and conditions (such as liberal financing terms and exchange privileges) which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages which certain of its competitors may have, the Fund may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1997, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type and aggregate purchase price of the various types of equipment acquired and leased by the Fund as of December 31, 1997, along with the percentage of total equipment represented by each type of equipment, a breakdown of equipment usage by industrial classification and the average initial term of leases:

                                   Purchase Price       Percentage of
Type of Equipment Acquired          of Equipment       Total Equipment

Communication Controllers            $  972,759           16.63%
Disk Storage Systems                  1,711,398           29.26
Network Communications                  233,864            4.00
Printers                                340,516            5.82
Tape Storage Systems                  1,191,851           20.38
Technical Workstations and
  Terminals                           1,382,515           23.64
Other                                    15,959             .27
                                     __________          ______

    Totals                           $5,848,862          100.00%
                                     ==========          ======

                          Breakdown of Equipment Usage
                          By Industrial Classification


                                   Purchase Price       Percentage of
Type of Business                    of Equipment       Total Equipment

Computer/Data Processing             $1,021,152           17.46%
Diversified Financial/Banking/
  Insurance                           3,509,818           60.01
Manufacturing/Refining                  803,163           13.73
Retailing/Consumer Goods                511,641            8.75
Utilities                                 3,088             .05
                                     __________          ______

    Totals                           $5,848,862          100.00%
                                     ==========          ======

Average Initial Term of Leases (in months):  30

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

     (b)  Number of Equity Security Holders:

                                        Number of Partners
          Title of Class              as of December 31, 1997

     Limited Partnership Interests              1,551

     General Partnership Interest                   1

Item 6.  SELECTED FINANCIAL DATA

                                           For the Years Ended December 31,

                              1997          1996          1995          1994          1993
Total Income              $1,465,537     $1,723,227    $2,374,015    $2,689,758	    $3,657,867
Net Income                   445,584        539,379       738,436       765,397       739,957
Distributions to
 Partners                    400,000        878,707     2,261,160     2,556,427     4,351,379
Net Income per
 Equivalent Limited
 Partnership Unit              42.54          23.17         56.98         47.84         32.84
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                     10,145         10,433        12,305        15,527        21,215

                                                      December 31

                              1997          1996          1995          1994          1993
Total Assets              $2,460,916     $2,389,398    $2,786,915    $4,418,545    $6,449,162
Equipment under
 Operating Leases
 and Equipment Held
 for Sale or Lease
 (Net)                       993,149      1,397,793     1,891,816     1,816,440     2,449,146
Limited Partnerships
 Units                        41,379         41,379        41,983        42,565        43,389
Limited Partners               1,551          1,551         1,565         1,573         1,595

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Fund had revenues of $1,465,537, $1,723,227, and $2,374,015 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in revenues between 1997, 1996 and 1995 is partially caused by the decrease in rental income generated from equipment under operating leases. Rental income from the leasing of computer equipment accounted for 96% of total income in 1997, and 88% of total income in both 1996 and 1995. In 1997, rental income decreased by approximately $387,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was mitigated by approximately $280,000 of rental income generated from equipment under operating leases purchased during 1997, as well as rental income from 1996 equipment purchases for which a full year of rental income was earned in 1997 and only a partial year was earned in 1996. In 1996, rental income decreased by approximately $705,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $126,000 of rental income generated from equipment purchased in 1996 as well as rental income from 1995 equipment purchases for which a full year of rental income was earned in 1996 and only a partial year was earned in 1995. Additionally, the Fund did not record a net gain on sale of equipment for the twelve months ended December 31, 1997 but did recognize $149,687 and $182,063 of net gain on sale of equipment for the twelve months ended December 31, 1996 and 1995, respectively. The decrease in net gain on sale of equipment contributed to the decrease in total revenues for 1997 and 1996.

     Expenses were $1,019,953, $1,183,848, and $1,635,579 for the years ended December 31, 1997, 1996 and 1995, respectively. Depreciation expense comprised 78%, 66% and 75% of total expenses in 1997, 1996 and 1995, respectively. The decrease in write-down of equipment to net realizable value was the primary cause of the decrease in total expenses in 1997 but in 1996, the decrease in depreciation expense was the predominant reason for the decrease in total expenses. Depreciation expense increased in 1997 because of new equipment purchased during the year. However, depreciation expense decreased in 1996 as a result of equipment which came off lease and was terminated or sold. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as re-leasing of equipment, technological developments and information provided in third party publications. In 1997, 1996 and 1995, approximately $38,000, $157,000 and $94,000, respectively, was charged to write-down of equipment to net realizable value which contributed to the overall decrease in total expenses in 1997 and reduced the overall decrease in total expenses in 1996. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sales of its equipment. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

     The Fund's net income was $445,584, $539,379 and $738,436 for the years ended December 31, 1997, 1996 and 1995, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $42.54, $23.17 and $56.98 for the years ended December 31, 1997, 1996 and 1995, respectively. The weighted average number of equivalent limited partnership units outstanding were 10,145, 10,433 and 12,305 for 1997, 1996 and 1995, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

     The Fund generated cash from operations of $1,293,395, $1,324,116 and $1,871,187 for the purpose of determining cash available for distribution and declared distributions of $400,000, $810,707 and $1,865,582 to partners for the years ended December 31, 1997, 1996 and 1995, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid. During 1996, the General Partner revised its policy regarding distributions so that the distributions more accurately reflect the net income of the Fund over the most recent twelve months.


Analysis of Financial Condition

     The Fund will continue to purchase computer equipment for lease with cash available from operations which is not distributed to partners.
During the years ended December 31, 1997, 1996 and 1995, the Fund purchased equipment of $457,785, $450,749 and $1,533,346, respectively.

     In February and March 1998, the Fund purchased $126,079 and $283,560 of equipment subject to an operating lease and a direct financing lease, respectively with initial lease terms of 58 and 60 months, respectively.

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

                                     PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     F.L. Partnership Management, Inc. (FLPMI) is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Directors and Executive Officers of FLPMI are:

     FREDDIE M. KOTEK, age 41, Chairman of the Board of Directors, President and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. President of Resource Leasing, Inc. since September 1995.
     Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1993. First Vice President of Royal Alliance Associates from 1991 to 1993. Senior Vice President and Chief Financial Officer of Paine Webber Properties from 1990 to 1991.

     MICHAEL L. STAINES, age 48, Director and Secretary of FLPMI since September 1995 and Senior Vice President and Secretary of Resource America, Inc. since 1989.

     SCOTT F. SCHAEFFER, age 35, Director of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. Vice President-Real Estate of Resource America, Inc. and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1992. Vice President of the Dover Group, Ltd.
     (a real estate investment company) from 1985 to 1992.

     Others:

     STEPHEN P. CASO, age 42, Vice President and General Counsel of FLPMI since 1992.

     MARIANNE T. SCHUSTER, age 39, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 30, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1997:

          Name of Individual or      Capacities in
          Number in Group            Which Served         Compensation

          F.L. Partnership
            Management, Inc.         General Partner      $82,217 (1)
                                                          =======

          (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 1997, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

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

Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1997, the Fund was charged $82,217 of management fees by the General Partner. The General Partner will continue to receive 6% or 3% of rental payments on equipment under operating leases or full pay-out leases, respectively for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees.

     The General Partner also receives 3.5% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 10% compounded Priority Return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 1997, the General Partner received $14,000 of cash distributions.

     The Fund incurred $61,188 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1997.
                                      8

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



















                                       9


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

Dated March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


Signature                     Title                                Date



Freddie M. Kotek
____________________________  Chairman of the Board of Directors   3-26-98
Freddie M. Kotek              and President of F.L. Partnership
                              Management, Inc. (Principal Executive
                              Officer)



Michael L. Staines
____________________________  Director of F.L. Partnership         3-26-98



Marianne T. Schuster
____________________________  Vice President and Controller        3-26-98
Marianne T. Schuster          of F.L. Partnership Management,
                              Inc.  (Principal Financial Officer)















                                   10


             INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                              Pages

Report of Independent Certified Public Accountants            F-2

Balance Sheets as of December 31, 1997 and 1996               F-3

Statements of Operations for the years ended
    December 31, 1997, 1996 and 1995                          F-4

Statements of Partners' Capital for the years ended
    December 31, 1997, 1996 and 1995                          F-5

Statements of Cash Flows for the years ended
    December 31, 1997, 1996 and 1995                          F-6

Notes to Financial Statements                                 F-7 - F-11











All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund IV, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund IV, L.P. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ending December 31, 1997. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund IV, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




Grant Thornton LLP
Philadelphia, Pennsylvania
February 17, 1998

                           FIDELITY LEASING INCOME FUND IV, L.P.

                                      BALANCE SHEETS

                                          ASSETS
                                                        December 31,

                                                  1997                1996
Cash and cash equivalents	                    $1,383,229           $  915,772

Accounts receivable                              78,201               45,765

Due from related parties                          6,337               30,068

Equipment under operating leases
(net of accumulated depreciation
of $5,000,834 and $5,034,585,
respectively)                                   848,028            1,397,793

Equipment held for sale or lease                145,121                 -
                                             __________           __________

        Total assets                         $2,460,916           $2,389,398
                                             ==========           ==========


                             LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

      Lease rents paid in advance            $  106,994           $   90,732

      Accounts payable and
       accrued expenses                          17,905                9,891

      Due to related parties                     10,608                8,950
                                             __________           __________

        Total liabilities                       135,507              109,573

Partners' capital                             2,325,409            2,279,825
                                             __________           __________

        Total liabilities and
         partners' capital                   $2,460,916           $2,389,398
                                             ==========           ==========





   The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   STATEMENTS OF OPERATIONS
                                                For the years ended December 31,

                                              1997            1996           1995
Income:
  Rentals                                  $1,403,860      $1,510,547     $2,089,364
  Interest                                     58,962          31,365         76,520
  Gain on sale of equipment, net	                 -            149,687        182,063
  Other                                         2,715          31,628         26,068
                                           __________      __________     __________

                                            1,465,537       1,723,227      2,374,015
                                           __________      __________     __________


Expenses:
  Depreciation                                792,301         777,204      1,220,643
  Write-down of equipment
   to net realizable value                     38,218         157,220         94,171
  General and administrative	                   28,737          87,196         78,226
  General and administrative to
   related party                               61,188          73,610        119,192
  Management fee to related party              82,217          88,618        123,347
  Loss on sale of equipment, net               17,292            -              -
                                           __________      __________     __________

                                            1,019,953       1,183,848      1,635,579
                                           __________      __________     __________

Net income                                 $  445,584      $  539,379     $  738,436
                                           ==========      ==========     ==========


Net income per equivalent
 limited partnership unit                  $    42.54      $    23.17     $    56.98
                                           ==========      ==========     ==========



Weighted average number of
 equivalent limited partnership
 units outstanding
 during the year                               10,145          10,433         12,305
                                           ==========      ==========     ==========









   The accompanying notes are an integral part of these financial statements.

                           FIDELITY LEASING INCOME FUND IV, L.P.

                             STATEMENTS OF PARTNERS' CAPITAL
                   For the years ended December 31, 1997, 1996 and 1995


                                       General        Limited Partners
                                       Partner       Units        Amount        Total
                                       _______       ___________________        _____
Balance, January 1, 1995             $  6,635      42,565      4,188,603      4,195,238

Redemptions                              -           (582)       (19,407)       (19,407)

Cash distributions                    (36,997)        -       (2,224,163)    (2,261,160)

Net income                             37,241         -          701,195        738,436
                                     ________      ______     __________     __________

Balance, December 31, 1995              6,879      41,983      2,646,228      2,653,107

Redemptions                              -           (604)       (33,954)       (33,954)

Cash distributions                   (299,982)       -          (578,725)      (878,707)

Net income                            297,602        -           241,777        539,379
                                     ________      ______     __________     __________

Balance, December 31, 1996              4,499      41,379      2,275,326      2,279,825

Cash distributions                    (14,000)       -          (386,000)      (400,000)

Net income                             14,000        -           431,584        445,584
                                     ________      ______     __________     __________

Balance, December 31, 1997           $  4,499      41,379     $2,320,910     $2,325,409
                                     ========      ======     ==========     ==========





























   The accompanying notes are an integral part of these financial statements.

                            FIDELITY LEASING INCOME FUND IV, L.P.

                                  STATEMENTS OF CASH FLOWS
                                                          For the years ended December 31,

                                                         1997           1996          1995
Cash flows from operating activities:
	  Net income                                           $  445,584     $  539,379    $  738,436
                                                       __________     __________    __________
  Adjustments to reconcile net income
   to net cash provided by operating activities:
  Depreciation                                            792,301        777,204     1,220,643
  Write-down of equipment to net realizable value          38,218        157,220        94,171
  (Gain) loss on sale of equipment, net                    17,292       (149,687)     (182,063)
  (Increase) decrease in accounts receivable              (32,436)        31,509        47,361
  (Increase) decrease in due from related parties          23,731         (5,523)      (12,462)
  Increase (decrease) in lease rents
   paid in advance                                         16,262         34,271      (109,250)
  Increase (decrease) in other, net                         9,672        (54,855)       24,802
                                                       __________     __________    __________
                                                          865,040        790,139     1,083,202
                                                       __________     __________    __________

  Net cash provided by operating activities             1,310,624      1,329,518     1,821,638
                                                       __________     __________    __________

Cash flows from investing activities:
  Acquisition of equipment                               (457,785)      (450,749)   (1,533,346)
  Proceeds from sale of equipment                          14,618        160,035       325,219
                                                       __________     __________    __________


  Net cash used in investing activities                  (443,167)      (290,714)   (1,208,127)
                                                       __________     __________    __________

Cash flows from financing activities:
  Distributions                                          (400,000)      (878,707)   (2,261,160)
  Redemptions of capital                                     -           (33,954)      (19,407)
                                                       __________     __________    __________

  Net cash used in financing activities                  (400,000)      (912,661)   (2,280,567)
                                                       __________     __________    __________

  Increase (decrease) in cash and cash equivalents        467,457        126,143    (1,667,056)

  Cash and cash equivalents, beginning of year            915,772        789,629     2,456,685
                                                       __________     __________    __________

  Cash and cash equivalents, end of year               $1,383,229     $  915,772    $  789,629
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

Impairment of Long-Lived Assets

Effective January 1, 1996, the Fund adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This new standard provides guidance on when to recognize and how to measure impairment losses of long-lived assets and how to value long-lived assets to be disposed of. The adoption of SFAS No. 121 had no impact on the net income of the Fund.

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

                     FIDELITY LEASING INCOME FUND IV, L.P.

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

Significant Fourth Quarter Adjustments

Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. Based upon this review, the Fund recorded an adjustment of approximately $12,000 and $40,000 or $1.18 and $3.83 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1997 and 1996, respectively.
There was no write-down of equipment to net realizable value in the fourth quarter of 1995.

                     FIDELITY LEASING INCOME FUND IV, L.P.

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

In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1997, 1996 and 1995, approximately $38,000, $157,000 and $94,000, respectively was charged to write-down of equipment to net realizable value.

The future approximate minimum rentals to be received on noncancellable operating leases as of December 31 are as follows:

                 1998                       $618,000
                 1999                        225,000
                                            ________
                                            $843,000
                                            ========

                      FIDELITY LEASING INCOME FUND IV, L.P.

4.  EQUIPMENT LEASED (Continued)

In addition, in January and February 1998, the Fund purchased $126,079 and $283,560 of equipment subject to an operating lease and a direct financing lease, respectively with initial lease terms of 58 and 60 months, respectively. The future approximate minimum rentals to be received on the noncancellable operating lease are $52,780 in 1998, $57,579 in 1999, $57,579 in 2000, $57,579 in 2001 and $52,780 in 2002. The future approximate minimum rentals to be received on the direct financing lease are $61,884 in 1998, $67,510 in 1999, $67,510 in 2000, $67,510 in 2001 and
$5,626 in 2002.


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

Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs charged by the General Partner and its parent company during the years ended December 31:

                                1997        1996         1995

Management fee                $82,217      $88,618     $123,347
Reimbursable costs             61,188       73,610      119,192

During 1997, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America, Inc. serves as a director.

Amounts due from related parties at December 31, 1997 and 1996 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

Amounts due to related parties at December 31, 1997 and 1996 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

                       FIDELITY LEASING INCOME FUND IV, L.P.

6.  MAJOR CUSTOMERS

For the year ended December 31, 1997, three customers accounted for 31%, 27% and 15% of the Fund's rental income and two customers generated 10% each of the Fund's rental income. For the year ended December 31, 1996, four customers accounted for 28%, 21%, 15%, and 13% of the Fund's rental income. For the year ended December 31, 1995, two customers accounted for 18% each, one customer accounted for 17% and two customers generated 13% and 12% of the Fund's rental income.


7.  CASH DISTRIBUTIONS

Below is a summary of the quarterly cash distributions paid to partners during the years ended December 31:

Month of Distribution               1997           1996           1995
       February                  $100,000        $168,000      $  563,578
       May                        100,000         336,249         561,230
       August                     100,000         276,458         560,918
       November                   100,000          98,000         575,434
                                 ________        ________      __________

                                 $400,000        $878,707      $2,261,160
                                 ========        ========      ==========

In addition, the General Partner declared and paid a cash distribution of $100,000 in February 1998 for the three months ended December 31, 1997, to all admitted partners as of December 31, 1997.