Form 10-Q
period 1998-03-31
FIDELITY LEASING INCOME FUND IV L P
filed 1998-05-15
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

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

3 North Columbus Boulevard, Philadelphia, Pennsylvania 19106
_______________________________________________________________________________
       (Address of principal executive offices)                  (Zip code)

                                (215) 574-1636
_______________________________________________________________________________
              (Registrant's telephone number, including area code)

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

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)             (Audited)
                                           March 31,             December 31,
                                             1998                    1997
                                          ___________            ____________

Cash and cash equivalents                  $1,119,562              $1,383,229

Accounts receivable                            69,726                  78,201

Due from related parties                       26,941                   6,337

Equipment under operating leases
(net of accumulated depreciation
of $3,692,477 and $5,000,834,
respectively)                                 834,492                 848,028

Net investment in direct financing lease      279,638                     -

Equipment held for sale or lease               90,407                 145,121
                                           __________              __________

     Total assets                          $2,420,766              $2,460,916
                                           ==========              ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $  102,264              $  106,994

     Accounts payable and
      accrued expenses                        139,143                  17,905

     Due to related parties                    10,996                  10,608
                                           __________              __________
       Total liabilities                      252,403                 135,507

Partners' capital                           2,168,363               2,325,409
                                           __________              __________
       Total liabilities and
        partners' capital                  $2,420,766              $2,460,916
                                           ==========              ==========








The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND IV, L.P.

                             STATEMENTS OF OPERATIONS

                For the three months ended March 31, 1998 and 1997

                                   (Unaudited)

                                                    1998              1997
                                                  ________          ________

Income:
     Rentals                                      $268,892          $358,175
     Earned income on direct financing lease         3,076               730
     Interest                                       15,665            12,157
     Gain on sale of equipment, net                  3,706               610
     Other                                           5,472              -
                                                  ________          ________

                                                   296,811           371,672
                                                  ________          ________

Expenses:
     Depreciation                                  141,920           213,885
     Write-down of equipment to net realizable
       value                                       168,285              -
     General and administrative                     12,416             9,801
     General and administrative to related
       party                                        15,253            13,966
     Management fee to related party                15,983            20,987
                                                  ________          ________

                                                   353,857           258,639
                                                  ________          ________

Net income (loss)                                 $(57,046)         $113,033
                                                  ========          ========


Net income (loss) per equivalent
  limited partnership unit                        $  (5.60)         $  10.83
                                                  ========          ========


Weighted average number of
  equivalent limited partnership
  units outstanding during the period               10,093            10,117
                                                  ========          ========











The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                   For the three months ended March 31, 1998

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units      Amount        Total
                                  _______     _____      ______        _____

Balance, January 1, 1998          $4,499     41,379    $2,320,910   $2,325,409

Cash distributions                (3,500)      -          (96,500)    (100,000)

Net loss                            (570)      -          (56,476)     (57,046)
                                  ______    _______    __________    _________

Balance, March 31, 1998           $  429     41,379    $2,167,934   $2,168,363
                                  ======    =======    ==========   ==========





































The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1998 and 1997
                                  (Unaudited)

                                                      1998          1997
                                                 __________       ________
Cash flows from operating activities:
     Net income (loss)                           $  (57,046)      $113,033
                                                 __________       ________
     Adjustments to reconcile net income
      (loss) to net cash provided by operating
      activities:
     Depreciation                                   141,920        213,885
     Write-down of equipment to net realizable
      value                                         168,285           -
     Proceeds from direct financing lease,
      net of earned income                            8,175           -
     (Gain) loss on sale of equipment, net           (3,706)          (610)
     (Increase) decrease in due from related
      parties                                       (20,604)         5,616
     Increase (decrease) in accounts payable and
      accrued expenses                              121,238          3,405
     Increase (decrease) in other, net                4,133         (7,483)
                                                 __________       ________
                                                    419,441        214,813
                                                 __________       ________

     Net cash provided by operating activities      362,395        327,846
                                                 __________       ________

Cash flows from investing activities:
     Acquisition of equipment                      (250,294)      (225,436)
     Investment in direct financing lease          (287,813)          -
     Proceeds from sale of equipment                 12,045            610
                                                 __________       ________

     Net cash used in investing activities         (526,062)      (224,826)
                                                 __________       ________

Cash flows from financing activities:
     Distributions                                 (100,000)      (100,000)
                                                 __________       ________

     Net cash used in financing activities         (100,000)      (100,000)
                                                 __________       ________

     Increase (decrease) in cash and
      cash equivalents                             (263,667)         3,020

     Cash and cash equivalents, beginning
      of period                                   1,383,229        915,772
                                                 __________       ________

     Cash and cash equivalents, end of period    $1,119,562       $918,792
                                                 ==========       ========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1998

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1997 financial statements have been reclassified to conform to the presentation in 1998.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 15 to 60 months. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $168,000 was charged to write-down of equipment to net realizable for the three months ended March 31, 1998. For the three months ended March 31, 1997, there was no charge to write-down of equipment to net realizable value.

    The net investment in direct financing lease as of March 31, 1998 is as follows:

       Net minimum lease payments to be received             $326,000
       Less unearned income                                    46,000
       Add expected future residuals                             -
                                                             ________
                                                             $280,000
                                                             ========
    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of March 31, 1998 are as follows:

                                                              Direct
         Years Ending December 31          Operating         Financing

                  1998                    $  483,000         $ 49,000
                  1999                       312,000           68,000
                  2000                        87,000           68,000
                  2001                        87,000           68,000
                  2002                        83,000           68,000
                  Thereafter                   -                5,000
                                          __________         ________
                                          $1,052,000         $326,000
                                          ==========         ========

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended
    March 31:

                                               1998                 1997
                                             ________             ________

          Management fee                     $15,983              $20,987
          Reimbursable costs                  15,253               13,966

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at March 31, 1998 and December 31, 1997 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at March 31, 1998 and December 31, 1997 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $75,000 in May 1998 for the three months ended March 31, 1998, to all admitted partners as of March 31, 1998.

                      FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $296,811 and $371,672 for the three months ended March 31, 1998 and 1997, respectively. Rental income from the leasing of computer equipment accounted for 91% and 96% of total revenues for the first quarter of 1998 and 1997, respec-tively. The decrease in revenues is primarily attributable to a decrease in rental income. In 1998, rental income decreased by approximately $144,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was mitigated by approximately $55,000 of rents generated from equipment purchases made since the first quarter of 1997 as well as rents earned on first quarter 1997 equipment purchases for which a full three months of rent was earned in 1998 and only a portion of the three months was earned in 1997.

    Expenses were $353,857 and $258,639 during the three months ended March 31, 1998 and 1997, respectively. Depreciation expense comprised 40% and 83% of total expenses during the first quarter of 1998 and 1997, respectively. The increase in expenses between the first quarter of 1998 and 1997 is primarily attributable to an increase in write-down of equipment to net realizable value. Based upon the review of the recoverability of the undepreciated cost of rental equipment, $168,285 was charged to operations to write down equipment to its estimated net realizable value during the three months ended March 31, 1998 as compared to no charge incurred for the three months ended March 31, 1997. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. The overall increase in expenses was mitigated by a decrease in depreciation expense in the first quarter of 1998. Depreciation expense decreased in 1998 because of equipment that either terminated or sold since the first quarter of 1997.

    For the three months ended March 31, 1998 and 1997, the Fund had net income
(loss) of ($57,046) and $113,033, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner were ($5.60) and $10.83 based on a weighted average number of equivalent limited partnership units outstanding of 10,093 and 10,117 for the quarter ended March 31, 1998 and 1997, respectively.

    The Fund generated cash from operations of $249,453 and $326,308, for the purpose of determining cash available for distribution for the quarter ended March 31, 1998 and 1997, respectively. The Fund distributed $75,000 and $100,000 to partners in May 1998 and 1997, respectively, for the first quarter of 1998 and 1997, respectively. A cash distribution of $100,000 was paid to partners during the first quarter of 1998 for the three months ended
December 31, 1997. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

                FIDELITY LEASING INCOME FUND IV, L.P.



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


ANALYSIS OF FINANCIAL CONDITION

    The Fund continues to purchase equipment with cash available from operations which was not distributed to partners in previous periods. During the first quarter of 1998 and 1997, the Fund purchased $250,294 and $225,436 respectively of equipment subject to operating leases. The Fund also made an investment of $287,813 in a direct financing lease during the three months ended March 31, 1998.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.


    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND IV, L.P.

                                 March 31, 1998

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

                     FIDELITY LEASING INCOME FUND IV, L.P.




            5-14-98     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)



            5-14-98     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)