Form 10-Q
period 1998-06-30
FIDELITY LEASING INCOME FUND IV L P
filed 1998-08-13
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

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

Yes    X    No _____










                                Page 1 of 11


Part I:  Financial Information
Item 1:  Financial Statements

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1998                    1997
                                          ___________             ____________

Cash and cash equivalents                 $1,243,436               $1,383,229

Accounts receivable                           15,141                   78,201

Due from related parties                       6,535                    6,337

Equipment under operating leases
(net of accumulated depreciation
of $3,809,816 and $5,000,834,
respectively)                                717,152                  848,028

Net investment in direct financing lease     267,209                     -

Equipment held for sale or lease              26,803                  145,121
                                                                   __________

       Total assets                       $2,276,276               $2,460,916
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   85,679               $  106,994

     Accounts payable and
      accrued expenses                        10,344                   17,905

     Due to related parties                    2,752                   10,608
                                          __________               __________
       Total liabilities                      98,775                  135,507

Partners' capital                          2,177,501                2,325,409
                                          __________               __________
       Total liabilities and
        partners' capital                 $2,276,276               $2,460,916
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                                      2



                      FIDELITY LEASING INCOME FUND IV, L.P.

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended        Six Months Ended
                                       June 30                 June 30
                                 1998          1997        1998        1997
                                 ____          ____        ____        ____

Income:
   Rentals                    $236,489      $339,491    $505,381     $697,666
   Earned income on direct
    financing lease              4,449          -          7,525         -
   Interest                     13,911        13,386      29,576       25,543
   Gain on sale of equipment,
    net                           -            2,785        -           3,395
   Other                         6,604           942      12,076        1,672
                              ________      ________    ________     ________

                               261,453       356,604     554,558      728,276
                              ________      ________    ________     ________

Expenses:
   Depreciation                100,674       187,452     242,594      401,337
   Write-down of equipment
    to net realizable value     29,310          -        197,595         -
   General and administrative    8,986         7,780      21,402       17,581
   General and administrative
    to related party            18,853        15,165      34,106       29,131
   Loss on sale of equipment,
    net                          5,960          -          2,254         -
   Management fee to related
    party                       13,532        19,865      29,515       40,852
                              ________      ________    ________     ________

                               177,315       230,262     527,466      488,901
                              ________      ________    ________     ________

Net income                    $ 84,138      $126,342    $ 27,092     $239,375
                              ========      ========    ========     ========

Net income per equivalent
  limited partnership unit    $   8.22      $  12.09    $   2.18     $  22.92
                              ========      ========    ========     ========

Weighted average number of
  equivalent limited
  partnership units outstanding
  during the period              9,921        10,161      10,007       10,139
                              ========      ========    ========     ========

The accompanying notes are an integral part of these financial statements.

                                       3


                     FIDELITY LEASING INCOME FUND IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 1998

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units      Amount        Total
                                  _______     _____      ______        _____

Balance, January 1, 1998           $4,499    41,379    $2,320,910   $2,325,409

Cash distributions                 (6,125)     -         (168,875)    (175,000)

Net income                          5,250      -           21,842       27,092
                                   ______    ______    __________   __________

Balance, June 30, 1998             $3,624    41,379    $2,173,877   $2,177,501
                                   ======    ======    ==========   ==========































The accompanying notes are an integral part of these financial statements.

                                       4


                     FIDELITY LEASING INCOME FUND IV, L.P.
                            STATEMENTS OF CASH FLOWS
               For the six months ended June 30, 1998 and 1997
                                  (Unaudited)

1998 1997
                                                  __________   __________
Cash flows from operating activities:
     Net income                                   $   27,092   $  239,375
                                                  __________   __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    242,594      401,337
     Write-down of equipment to net realizable
      value                                          197,595         -
     Proceeds from direct financing lease, net
      of earned income                                20,604         -
     (Gain) loss on sale of equipment, net             2,254       (3,395)
     (Increase) decrease in accounts receivable       63,060       19,184
     (Increase) decrease in due from
      related parties                                   (198)      30,068
     Increase (decrease) in lease rents paid
      in advance                                     (21,315)      22,521
     Increase (decrease) in accounts payable and
      accrued expenses                                (7,561)        (592)
     Increase (decrease) in other, net                (7,856)      (5,745)
__________   __________
                                                     489,177      463,378
                                                  __________   __________

     Net cash provided by operating activities       516,269      702,753
                                                  __________   __________
Cash flows from investing activities:
     Acquisition of equipment                       (250,294)    (225,436)
     Investment in direct financing lease           (287,813)        -
     Proceeds from sale of equipment                  57,045        3,396
                                                  __________   __________
     Net cash used in investing activities          (481,062)    (222,040)
                                                  __________   __________
Cash flows from financing activities:
     Distributions                                  (175,000)    (200,000)
                                                  __________   __________
     Net cash used in financing activities          (175,000)    (200,000)
                                                  __________   __________
     Increase (decrease) in cash and
      cash equivalents                              (139,793)     280,713
     Cash and cash equivalents, beginning
      of period                                    1,383,229      915,772
                                                  __________   __________
     Cash and cash equivalents, end of period     $1,243,436   $1,196,485
                                                  ==========   ==========

The accompanying notes are an integral part of these financial statements.
                                       5


                     FIDELITY LEASING INCOME FUND IV, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                June 30, 1998
                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 15 to 60 months. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $197,595 was charged to write-down of equipment to net realizable value for the first six months of 1998. For the six months ended June 30, 1997, there was no charge to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The net investment in direct financing lease as of Juno 30, 1998 is as follows:

      Net minimum lease payments to be received       $309,000
      Less unearned income                              42,000
      Add expected future residuals                       -
                                                      ________
                                                      $267,000
                                                      ========

    The future approximate minimum rentals to be received on noncancellable operating leases and direct financing lease as of June 30, 1998 are as follows:
                                                             Direct
       Years Ending December 31           Operating        Financing
       ________________________           _________        _________
                 1998                      $313,000         $ 32,000
                 1999                       112,000           68,000
                 2000                        87,000           68,000
                 2001                        87,000           68,000
                 2002                        87,000           68,000
               Thereafter                     2,000            5,000
                                           ________         ________
                                           $688,000         $309,000
                                           ========         ========

                     FIDELITY LEASING INCOME FUND IV, L.P.

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 6% or 3% of rental payments from equipment under operating leases and full pay-out leases, respectively, for adminis-trative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 1998 and 1997:

                                   Three Months Ended      Six Months Ended
                                         June 30               June 30
                                   1998          1997      1998        1997
                                   ____          ____      ____        ____

          Management fee          $13,532     $19,865     $29,515    $40,852
          Reimbursable costs       18,853      15,165      34,106     29,131

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director

    Amounts due from related parties at June 30, 1998 and December 31, 1997 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at June 30,1998 and December 31, 1997 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $75,000 in August 1998 for the three months ended June 30, 1998, to all admitted partners as of June 30, 1998.

                      FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $261,453 and
$356,604 for the three months ended June 30, 1998 and 1997, respectively and $554,558 and $728,276 for the six months ended June 30, 1998 and 1997, respectively. Rental income from the leasing of equipment accounted for 90% and 95% of total revenues for the second quarter of 1998 and 1997, respectively and 91% and 96% of total revenues for the first six months of 1998 and 1997, respectively. The decrease in revenues is primarily attributable to a decrease in rental income. Rental income decreased by approximately $252,000 because of equipment that came off lease and was released at lower rental rates or sold. This decrease, however, was reduced by rental income of approximately $60,000 generated from equipment on operating leases purchased since June 1997.

    Expenses were $177,315 and $230,262 for the second quarter of 1998 and 1997, respectively and $527,466 and $488,901 for the six months ended June 30, 1998 and 1997, respectively. Depreciation expense comprised 57% and 81% of total expenses for the second quarter of 1998 and 1997, respectively and 46% and 82% of total expenses for the six months ended June 30, 1998 and 1997, respectively. The increase in expenses was primarily due to the increase in write-down of equipment to net realizable value. Based upon the review of the recoverability of the undepreciated cost of rental equipment, approximately $198,000 was charged to write-down of equipment to net realizable value during the six months ended June 30, 1998. There was no charge to operations to write down equipment to its net realizable value during the six months ended June 30, 1997. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.
The decrease in depreciation expense resulting from equipment which came off lease, terminated or was sold since June 1997 reduced the overall increase in expenses for the six months ended June 30, 1998.

    The Fund's net income was $84,138 and $126,342 for the second quarter of 1998 and 1997, respectively and $27,092 and $239,375 for the six months ended June 30, 1998 and 1997, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $8.22 and $12.09 based on a weighted average number of equivalent limited partnership units outstanding of 9,921 and 10,161 for the quarter ended June 30, 1998 and 1997, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $2.18 and $22.92 based on a weighted average number of equivalent limited partnership units outstanding of 10,007 and 10,139 for the first six months of 1998 and 1997, respectively.

                   FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund generated cash from operations of $220,082 and $311,009 for the purpose of determining cash available for distribution, during the second quarter of 1998 and 1997, respectively and distributed $75,000 and $100,000 to partners in August 1998 and 1997, respectively. For the six months ended
June 30, 1998 and 1997, the Fund generated cash from operations of $469,535 and $637,317 and distributed $75,000 and $100,000 to partners during the first six months of 1998 and 1997, repectively and $75,000 and $100,000 to partners in August 1998 and 1997, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.


ANALYSIS OF FINANCIAL CONDITION

    The Fund continues to purchase equipment with cash available from operations which was not distributed to partners in previous periods. During the six months ended June 30, 1998, the Fund purchased $250,294 and $225,436, respectively of equipment subject to operating leases. The Fund also made an investment of $287,813 in a direct financing lease during the six months ended June 30, 1998.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND IV, L.P.

                                 June 30, 1998

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

                     FIDELITY LEASING INCOME FUND IV, L.P.




            8-13-98     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)



            8-13-98     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.


                    FIDELITY LEASING INCOME FUND IV, L.P.




                        By:
            8-13-98          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)



                        By:
            8-13-98          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)

























                                         11