Form 10-Q
period 1998-09-30
FIDELITY LEASING INCOME FUND IV L P
filed 1998-11-12
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

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

              3 North Columbus Boulevard, Philadelphia, PA 19106
_______________________________________________________________________________
            (Address of principal executive offices)     (Zip code)

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
















                                    Page 1 of 12




Part I:  Financial Information
Item 1:  Financial Statements

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)            (Audited)
                                         September 30,          December 31,
                                             1998                   1997
                                          ___________           ____________

Cash and cash equivalents                  $  586,483            $1,383,229

Accounts receivable                            65,611                78,201

Due from related parties                       50,809                 6,337

Equipment under operating leases
(net of accumulated depreciation
of $3,349,083 and $5,000,834,
respectively)                                 621,973               848,028

Net investment in direct financing leases     798,013                  -

Equipment held for sale or lease              207,220               145,121
                                           __________            __________

       Total assets                        $2,330,109            $2,460,916
                                           ==========            ==========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $   49,393            $  106,994

     Accounts payable and
      accrued expenses                         10,992                17,905

     Due to related parties                    26,885                10,608
                                           __________            __________

       Total liabilities                       87,270               135,507

Partners' capital                           2,242,839             2,325,409
                                           __________            __________
       Total liabilities and
        partners' capital                  $2,330,109            $2,460,916
                                           ==========            ==========







     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                      September 30          September 30
                                     1998      1997       1998        1997
                                     ____      ____       ____        ____

Income:
     Rentals                       $269,132  $332,640   $774,514    $1,030,306
     Earned income on direct
      financing leases               10,192      -        17,717          -
     Interest                        11,442    15,449     41,018        40,992
     Gain on sale of equipment,
      net                            12,930      -        10,677          -
     Other                              840       298     12,915         1,970
                                   ________  ________   ________    __________

                                    304,536   348,387    856,841     1,073,268
                                   ________  ________   ________    __________

Expenses:
     Depreciation                    97,965   193,877    340,558       595,214
     Write-down of equipment
      to net realizable value        25,220    26,000    222,815        26,000
     General and administrative      12,277     6,801     33,677        24,382
     General and administrative
      to related party               12,746    10,793     46,856        39,924
     Management fee to related
      party                          15,990    19,455     45,505        60,307
     Loss on sale of equipment, net    -       23,275       -           19,880
                                   ________  ________   ________     _________

                                    164,198   280,201    689,411       765,707
                                   ________  ________   ________     _________

Net income                         $140,338  $ 68,186   $167,430     $ 307,561
                                   ========  ========   ========     =========


Net income per equivalent
  limited partnership unit         $  13.80  $   6.37   $  15.96     $   29.29
                                   ========  ========   ========     =========


Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period                   9,980    10,147      9,998        10,142
                                   ========  ========   ========     =========




     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1998

                                     (Unaudited)

                                 General     Limited Partners
                                 Partner     Units      Amount      Total
                                 _______     _____      ______      _____

Balance, January 1, 1998        $  4,499     41,379  $2,320,910  $2,325,409

Cash distributions                (2,500)       -      (247,500)   (250,000)

Net income                         7,875        -       159,555     167,430
                                ________     ______  __________  __________
Balance, September 30, 1998     $  9,874     41,379  $2,232,965  $2,242,839
                                ========     ======  ==========  ==========




































     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                              STATEMENTS OF CASH FLOWS

                For the nine months ended September 30, 1998 and 1997
                                     (Unaudited)
                                                      1998          1997
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $  167,430     $ 307,561
                                                  __________     _________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    340,558       595,214
     Write-down of equipment to net
      realizable value                               222,815        26,000
     Proceeds from direct financing leases,
      net of earned income                            32,686          -
     (Gain) loss on sale of equipment, net           (10,677)       19,880
     (Increase) decrease in due from related parties (44,472)       26,339
     Increase (decrease) in lease rents paid
      in advance                                     (57,601)       22,600
     Increase (decrease) in due to related parties    16,277        (4,954)
     Increase (decrease) in other, net                 5,677        (4,918)
                                                  __________    __________

                                                     505,263       680,161
                                                  __________    __________
     Net cash provided by operating activities       672,693       987,722
                                                  __________    __________

Cash flows from investing activities:
     Acquisition of equipment                       (493,865)     (318,575)
     Investment in direct financing leases          (830,699)          -
     Proceeds from sale of equipment                 105,125        12,030
                                                  __________    __________

     Net cash used in investing activities        (1,219,439)     (306,545)
                                                  __________    __________

Cash flows from financing activities:
     Distributions                                  (250,000)     (300,000)
                                                  __________    __________

     Net cash used in financing activities          (250,000)     (300,000)
                                                  __________    __________

     Increase (decrease) in cash and
      cash equivalents                              (796,746)      381,177

     Cash and cash equivalents, beginning
      of period                                    1,383,229       915,772
                                                  __________    __________

     Cash and cash equivalents, end of period     $  586,483    $1,296,949
                                                  ==========    ==========


     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1998

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 12 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $222,815 and $26,000 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1998 and 1997, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of September 30, 1998 is as follows:

     Net minimum lease payments to be received           $953,000
     Less unearned income                                 155,000
     Add expected future residuals                           -
                                                         ________
                                                         $798,000
                                                         ========

                        FIDELITY LEASING INCOME FUND IV, L.P.

1.   EQUIPMENT LEASED (continued)

     The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of September 30, 1998 are as follows:

                                                                   Direct
            Years Ending December 31               Operating      Financing
            ------------------------            ----------------  ---------

                      1998                         $214,000       $ 33,000
                      1999                          310,000        205,000
                      2000                           97,000        205,000
                      2001                           91,000        205,000
                    Thereafter                       86,000        305,000
                                                   ________       ________
                                                   $798,000       $953,000
                                                   ========       ========

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 1998 and 1997:

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                  1998          1997        1998       1997
                                  ____          ____        ____       ____

          Management fee        $15,990       $19,455     $45,505    $60,307
          Reimbursable costs     12,746        10,793      46,856     39,924

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at September 30, 1998 and December 31, 1997 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

FIDELITY LEASING INCOME FUND IV, L.P
 .
NOTES TO FINANCIAL STATEMENTS (Continued)


2. RELATED PARTY TRANSACTIONS (continued)

    Amounts due to related parties at September 30, 1998 and December 31, 1997 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $75,000 in November 1998 for the three months ended September 30, 1998, to all admitted partners as of September 30, 1998.

FIDELITY LEASING INCOME FUND IV, L.P



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $304,536 and $348,387 for the three months ended September 30, 1998 and 1997, respectively, and $856,841 and $1,073,268 for the nine months ended
September 30, 1998 and 1997, respectively. Rental income from the leasing of equipment accounted for 88% and 95% of total revenues for the third quarter of 1998 and 1997, respectively, and 90% and 96% of total revenues for the first nine months of 1998 and 1997, respectively. The decrease in revenues is primarily attributable to a decrease in rental income. In 1998, rental income decreased by approximately $379,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $123,000 of rents generated from equipment purchases made since the third quarter of 1997 as well as rents generated on 1997 equipment purchases for which a full nine months of rent was earned in 1998 and only a portion of the nine months of rent was earned in 1997. However, the increase in earned income on direct financing leases and the net gain on sale of equipment mitigated the overall decrease in revenues in 1998. The Fund earned $17,717 of income on direct financing leases during the nine months ended September 30, 1998. There were no direct financing leases at September 30, 1997. Additionally, the Fund recognized $10,677 of net gain on sale of equipment for the nine months ended September 30, 1998. During the nine months ended
September 30, 1997, there was no gain on sale of equipment.

    Expenses were $164,198 and $280,201 during the three months ended
September 30, 1998 and 1997, respectively and $689,411 and $765,707 for the nine months ended September 30, 1998 and 1997, respectively. Depreciation expense comprised 60% and 69% of total expenses during the third quarter of 1998 and 1997, respectively and 49% and 78% of total expenses for the first nine months of 1998 and 1997, respectively. The decrease in expenses in 1998 is primarily caused by the decrease in depreciation expense because of equipment which came off lease or terminated and sold since September 1997. Additionally, the Fund incurred a net loss on sale of equipment of $19,880 during the nine months ended September 30, 1997. There was no loss on sale of equipment incurred during the nine months ended September 30, 1998 which also accounts for the decrease in total expenses in 1998. However, the increase in write-down of equipment to net realizable value lowered the overall decrease in expenses in 1998. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $222,815 was charged to operations to write down equipment to its estimated net realizable value during the nine months ended September 30, 1998 compared to $26,000 for the nine months ended September 30, 1997. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

                       FIDELITY LEASING INCOME FUND IV, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    For the three months ended September 30, 1998 and 1997, the Fund had net income of $140,338 and $68,186, respectively. For the nine months ended September 30, 1998 and 1997, the Fund had net income of $167,430 and $307,561, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $13.80 and $6.37 based on a weighted average number of equivalent limited partnership units outstanding of 9,980 and 10,147 for the quarter ended September 30, 1998 and 1997, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $15.96 and $29.29 based on a weighted average number of equivalent limited partnership units outstanding of 9,998 and 10,142 for the nine months ended September 30, 1998 and 1997, respectively.

    The Fund generated cash from operations of $250,593 and $311,338, for the purpose of determining cash available for distribution, during the third quarter of 1998 and 1997, respectively and distributed $75,000 and $100,000 to partners in November 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, the Fund generated cash from operations of $720,126 and $948,655 and distributed $150,000 and $200,000 to partners during the nine months ended September 30, 1998 and 1997, respectively and $75,000 and $100,000 to partners in November 1998 and 1997, respectively.
For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.


ANALYSIS OF FINANCIAL CONDITION

    The Fund continues to purchase equipment with cash available from operations which was not distributed to partners in previous periods. The Fund purchased $493,865 and $318,575 of equipment during the nine months ended September 30, 1998 and 1997, respectively. The Fund also invested in $830,699 of direct financing leases during the nine months ended September 30, 1998.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND IV, L.P.

                                 September 30, 1998



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

                       FIDELITY LEASING INCOME FUND IV, L.P.




                      By:  Freddie M. Kotek
11-10-98
________         _____________________________
  Date           Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                          (Principal Operating Officer)




                      By:  Marianne T. Schuster
11-10-98
________         ____________________________
  Date           Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                          (Principal Financial Officer)

                                         11