Form 10-K
period 1998-12-31
FIDELITY LEASING INCOME FUND IV L P
filed 1999-03-29
CIK 810363

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 1998

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

The number of outstanding limited partnership units of the Registrant at December 31, 1998 is 41,379.

There is no public market for these securities.

The index of Exhibits is located on page 10

                                      PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund IV, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1986 and acquires equipment, primarily computer equipment, which is leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages the equipment, releasing or disposing of equipment as it comes off leasein order to achieve its principal objective. The Fund does not borrow funds to purchase equipment.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1998, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment leased by the Fund under the operating and direct financing lease methods as of December 31, 1998:

Operating Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment
      Communication Controllers                 $  972,759           25.43%
      Network Communications                       233,864            6.11
      Printers                                      27,484            0.72
      Tape Storage Systems                         876,493           22.91
      Technical Workstations and Terminals       1,246,578           32.59
      Other                                        468,315           12.24
                                                __________          ______
      Totals                                    $3,825,493          100.00%
                                                ==========          ======
Direct Financing Leases:
                                             Purchase Price      Percentage of
      Type of Equipment                       of Equipment      Total Equipment
      Electron Microscopes                      $  484,167           42.95%
      PCB Assembly Equipment                       355,177           31.51
      Tape Storage Systems                          52,815            4.69
      Technical Workstations & Terminals           228,462           20.27
      Other                                          6,536            0.58
                                                __________          ______
      Totals                                    $1,127,157          100.00%
                                                ==========          ======
     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equipment leased by the Fund under the operating and direct financing methods as of December 31, 1998:
Operating Leases:
                                               Purchase Price    Percentage of
      Type of Business                          of Equipment    Total Equipment
      Diversified Financial/Banking/Insurance   $1,834,495           47.96%
      Education                                    139,211            3.64
      Computer/Data Processing                     740,671           19.36
      Manufacturing/Refining                     1,074,378           28.08
      Retailing/Consumer Goods                      32,123            0.84
      Utilities                                      4,615            0.12
                                                __________          ______
      Totals                                    $3,825,493          100.00%
                                                ==========          ======
Direct Financing Leases:
                                               Purchase Price    Percentage of
      Type of Business                          of Equipment    Total Equipment
      Diversified Financial/Banking/Insurance   $  287,813           25.53%
      Manufacturing/Refining                       839,344           74.47
                                                __________          ______
      Totals                                    $1,127,157          100.00%
                                                ==========          ======
Average Initial Term of Leases (in months):  27

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

     (b)  Number of Equity Security Holders:

                                                       Number of Partners
                         Title of Class              as of December 31, 1998

                    Limited Partnership Interests              1,557
                    General Partnership Interest                   1

Item 6.  SELECTED FINANCIAL DATA

                                     For the Years Ended December 31,

                          1998          1997          1996          1995        1994
     Total Income      $1,312,608    $1,465,537    $1,723,227    $2,374,015   $2,689,758
     Net Income           266,144       445,584       539,379       738,436      765,397
     Distributions to
      Partners            325,000       400,000       878,707     2,261,160    2,556,427
     Net Income per
      Equivalent Limited
      Partnership Unit      25.51         42.54         23.17         56.98        47.84
     Weighted Average Number
      of Equivalent Limited
      Partnership Units
      Outstanding During
      the Year             10,023        10,145        10,433        12,305       15,527

                                                 December 31

                          1998          1997          1996          1995         1994
     Total Assets      $2,324,899    $2,460,916    $2,389,398    $2,786,915   $4,418,545
     Equipment under
      Operating Leases
      and Equipment Held
      for Sale or Lease
      (Net)               591,749       993,149     1,397,793     1,891,816    1,816,440
     Net Investment in
      Direct Financing
      Leases            1,046,488         -             -              -            -
     Limited Partnership
      Units                41,379        41,379        41,379        41,983       42,565
     Limited Partners       1,557         1,551         1,551         1,565        1,573

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
     The Fund had revenues of $1,312,608, $1,465,537 and $1,723,227 for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease in revenues between 1998, 1997 and 1996 is partially caused by the decrease in rental income generated from equipment under operating leases. Rental income from the leasing of equipment accounted for 91%, 96% and 88% of total income in 1998, 1997 and 1996, respectively. In 1998, rental income decreased by approximately $572,000 because of equipment which came off lease and was sold. This decrease, however, was mitigated by approximately $154,000 of rental income generated from equipment under operating leases purchased during 1998, as well as rental income from 1997 equipment purchases for which a full year of rental income was earned in 1998 and only a partial year was earned in 1997. Additionally, the Fund entered into a transaction in which it collected the remaining rents owed of approximately $202,000 for one of its leases in the fourth quarter of 1998, which also mitigates the total decrease in rental income in 1998. In 1997, rental income decreased by approximately $387,000 because of equipment which came off lease and was released at lower rental rates or sold. This decrease, however, was reduced by approximately $280,000 of rental income generated from equipment purchased in 1997 as well as rental income from 1996 equipment purchases for which a full year of rental income was earned in 1997 and only a partial year was earned in 1996. The Fund invested in $1,127,000 of direct financing leases during the year ended December 31, 1998, which generated $37,000 of earned income during the year. There were no investments in direct financing leases in 1997 and 1996. The increase in this account also served to mitigate the overall decrease in revenues in 1998. Additionally, the Fund recorded a net gain of $24,727 on the sale of equipment for the twelve months ended December 31, 1998, compared to $-0- for the twelve months ended December 31, 1997 and $149,687 for the twelve months ended December 31, 1996. The fluctuation in this account reduced the overall decrease in revenues in 1998 and contributed to the overall decrease in revenues in 1997.

     Expenses were $1,046,464, $1,019,953 and $1,183,848 for the years ended December 31, 1998, 1997 and 1996, respectively. Depreciation expense comprised 59%, 78% and 66% of total expenses in 1998, 1997 and 1996, respectively. The variation in write-down of equipment to net realizable value was the primary cause of the change in total expenses in 1998 and in 1997. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In 1998, 1997 and 1996, approximately $251,000, $38,000 and $157,000, respectively, was charged to write-down of equipment to net realizable value. The increase in this account for the twelve months ended December 31, 1998 and the decrease in this account for the twelve months ended December 31, 1997 contributed to the overall increase in expenses in 1998 and the overall decrease in expenses in 1997.
In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sales of its equipment. Any future losses are dependent upon unanticipated techno-logical developments affecting the type of equipment in the portfolio in sub-sequent years. The change in depreciation expense also accounts for the change in total expenses in 1998, 1997 and 1996. In 1998, depreciation expense

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

decreased because of equipment sold which lowered the overall increase in expenses from 1997. In 1997, depreciation expense increased because of equip-ment purchased which reduced the overall decrease in expenses from 1996.

     The Fund's net income was $266,144, $445,584 and $539,379 for the years ended December 31, 1998, 1997 and 1996, respectively. The earnings per equi-valent limited partnership unit, after earnings allocated to the General Partner, were $25.51, $42.54 and $23.17 for the years ended December 31, 1998, 1997 and 1996, respectively. The weighted average number of equivalent limited partnership units outstanding were 10,023, 10,145 and 10,433 for 1998, 1997 and 1996, respectively.

     The Fund generated cash from operations of $1,106,229, $1,293,395 and $1,324,116 for the purpose of determining cash available for distribution and declared distributions of $300,000, $400,000 and $810,707 to partners for the years ended December 31, 1998, 1997 and 1996, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid. During 1996, the General Partner revised its policy regarding distributions so that the distributions more accurately reflect the net income of the Fund over the most recent twelve months.

Analysis of Financial Condition

     The Fund will continue to purchase equipment for lease with cash available from operations which is not distributed to partners. During the years ended December 31, 1998, 1997 and 1996, the Fund purchased equipment of $559,110, $457,785 and $450,749, respectively. The Fund also invested in $1,127,157 of direct financing leases during 1998.

     In January 1999, the Fund financed $121,961 of equipment under a direct financing lease with an initial lease term of 24 months.

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

                                      PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     F.L. Partnership Management, Inc. (FLPMI) is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. (Resource America). The Directors and Executive Officers of FLPMI are:

     FREDDIE M. KOTEK, age 43, Chairman of the Board of Directors, President, and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 1993.

     MICHAEL L. STAINES, age 49, Director and Secretary of FLPMI since September 1995. Director of Resource America since 1994 and Senior Vice President of Resource America since 1989.

     SCOTT F. SCHAEFFER, age 36, Director of FLPMI since September 1995. Vice Chairman of the Board of Resource America since 1998 and Executive Vice President of Resource America since 1997. Prior thereto, Senior Vice President of Resource America since 1995. Vice President-Real Estate of Resource America and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 1992.

     Others:

     STEPHEN P. CASO, age 43, Vice President and General Counsel of FLPMI since 1992.

     MARIANNE T. SCHUSTER, age 40, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 31, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1998:

          Name of Individual or         Capacities in
             Number in Group            Which Served         Compensation
            F.L. Partnership
             Management, Inc.           General Partner         $66,690(1)
                                                                =======

          (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 1998, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

     (b) In 1986, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities. No individual director or officer of F.L. Partnership Management, Inc. nor such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 3.5% of cash distri-butions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 10% compounded Priority Return; thereafter 10%. The General Partner will also share in net income equal to the greater of its cash distributions or 1% of net income or to the extent there are losses, 1% of such losses.

     (c) There are no arrangements known to the Fund that would, at any sub-sequent date, result in a change in control of the Fund.

Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1998, the Fund was charged $66,690 of management fees by the General Partner. The General Partner will continue to receive 6% or 3% of rental payments on equipment under operating leases or full pay-out leases, respectively for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees.

     The General Partner also receives 3.5% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 10% compounded Priority Return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 1998, the General Partner received $11,375 of cash distributions.

     The Fund incurred $67,846 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1998.

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

                    (27)             Financial Data Schedule

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

Dated March 23, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                            Date



Freddie M. Kotek
____________________________  Chairman of the Board of Directors
Freddie M. Kotek               and President of F.L. Partnership        3-23-99
                               Management, Inc.
 (Principal Executive Officer)



Michael L. Staines
____________________________  Director of F.L. Partnership
Michael L. Staines             Management, Inc.                         3-23-99



Marianne T. Schuster
____________________________  Vice President and Controller
Marianne T. Schuster           of F.L. Partnership Management, Inc.     3-23-99
                               (Principal Financial Officer)

                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                      Pages

          Report of Independent Certified Public Accountants           F-2

          Balance Sheets as of December 31, 1998 and 1997              F-3

          Statements of Operations for the years ended
           December 31, 1998, 1997 and 1996                            F-4

          Statements of Partners' Capital for the years ended
           December 31, 1998, 1997 and 1996                            F-5

          Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996                            F-6

          Notes to Financial Statements                             F-7 - F-12



























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund IV, L.P.

     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund IV, L.P. as of December 31, 1998 and 1997, and the related state-ments of operations, partners' capital and cash flows for each of the three years in the period ending December 31, 1998. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basisfor our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund IV, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




Grant Thornton LLP
Philadelphia, Pennsylvania
February 12, 1999

                      FIDELITY LEASING INCOME FUND IV, L.P.

                                      BALANCE SHEETS


                                          ASSETS
                                                             December 31,

                                                      1998                  1997
     Cash and cash equivalents                    $  556,543            $1,383,229

     Accounts receivable                              63,126                78,201

     Due from related parties                         66,993                 6,337

     Net investment in direct financing leases     1,046,488                   -

     Equipment under operating leases
      (net of accumulated depreciation
      of $3,265,367 and $5,000,834,
      respectively)                                  560,126               848,028

     Equipment held for sale or lease                 31,623               145,121
                                                  __________            __________

              Total assets                        $2,324,899            $2,460,916
                                                  ==========            ==========


                              LIABILITIES AND PARTNERS' CAPITAL
     Liabilities:

           Lease rents paid in advance            $   27,867            $  106,994

           Accounts payable and
            accrued expenses                          12,608                17,905

           Due to related parties                     17,871                10,608
                                                   _________             _________

              Total liabilities                       58,346               135,507

     Partners' capital                             2,266,553             2,325,409
                                                  __________            __________

             Total liabilities and
              partners' capital                   $2,324,899            $2,460,916
                                                  ==========            ==========



The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                                 STATEMENTS OF OPERATIONS
                                                  For the years ended December 31,

                                                1998            1997           1996
     Income:
       Rentals                               $1,188,283      $1,403,860     $1,510,547
       Earned income on direct
        financing leases                         37,206            -              -
       Interest                                  47,571          58,962         31,365
       Gain on sale of equipment, net            24,727            -           149,687
       Other                                     14,821           2,715         31,628
                                             __________      __________     __________

                                              1,312,608       1,465,537      1,723,227
                                             __________      __________     __________

     Expenses:
       Depreciation                             613,376         792,301        777,204
       Write-down of equipment
        to net realizable value                 251,436          38,218        157,220
       General and administrative                47,116          28,737         87,196
       General and administrative to
        related party                            67,846          61,188         73,610
       Management fee to related party           66,690          82,217         88,618
       Loss on sale of equipment, net               _            17,292            -
                                             __________      __________     __________
                                              1,046,464       1,019,953      1,183,848
                                             __________      __________     __________

     Net Income                              $  266,144      $  445,584     $  539,379
                                             ==========      ==========     ==========

     Net income per equivalent
      limited partnership unit               $    25.51      $    42.54     $    23.17
                                             ==========      ==========     ==========

     Weighted average number of
      equivalent limited partnership
      units outstanding during the year          10,023          10,145         10,433
                                             ==========      ==========     ==========









The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                              STATEMENTS OF PARTNERS' CAPITAL
                    For the years ended December 31, 1998, 1997 and 1996


                                         General        Limited Partners
                                         Partner       Units        Amount      Total
                                         _______       ___________________      _____
     Balance, January 1, 1996          $   6,879      41,983     $2,646,228  $2,653,107

     Redemptions                            -           (604)       (33,954)    (33,954)

     Cash distributions                 (299,982)        -         (578,725)   (878,707)

     Net income                          297,602         -          241,777     539,379
                                        ________      ______     __________   _________

     Balance, December 31, 1996            4,499      41,379      2,275,326   2,279,825

     Cash distributions                  (14,000)        -         (386,000)   (400,000)

     Net income                           14,000         -          431,584     445,584
                                        ________      ______     __________   _________

     Balance, December 31, 1997            4,499      41,379      2,320,910   2,325,409

     Cash distributions                  (11,375)        -         (313,625)   (325,000)

     Net income                           10,500         -          255,644     266,144
                                        ________      ______     __________  __________

     Balance, December 31, 1998         $  3,624      41,379     $2,262,929  $2,266,553
                                        ========      ======     ==========  ==========



















The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                                 STATEMENTS OF CASH FLOWS
                                                    For the years ended December 31,
                                                  1998           1997          1996
     Cash flows from operating activities:
       Net income                             $  266,144     $  445,584    $  539,379
                                              __________     __________    __________
       Adjustments to reconcile net
        income to net cash provided
        by operating activities:
          Depreciation                           613,376        792,301       777,204
          Write-down of equipment to
           net realizable value                  251,436         38,218       157,220
          (Gain) loss on sale of
           equipment, net                        (24,727)        17,292      (149,687)
          (Increase) decrease in
           accounts receivable                    15,075        (32,436)       31,509
          (Increase) decrease in due
           from related parties                  (60,656)        23,731        (5,523)
          Increase (decrease) in lease
           rents paid in advance                 (79,127)        16,262        34,271
          Increase (decrease) in
           other, net                              1,966          9,672       (54,855)
                                              __________     __________    __________
                                                 717,343        865,040       790,139
                                              __________     __________    __________
       Net cash provided by
        operating activities                     983,487      1,310,624     1,329,518
                                              __________     __________    __________
     Cash flows from investing activities:
       Acquisition of equipment                 (559,110)      (457,785)     (450,749)
       Investment in direct financing leases  (1,127,157)          -             -
       Proceeds from direct financing
        leases, net of earned income              80,669           -             -
       Proceeds from sale of equipment           120,425         14,618       160,035
                                              __________     __________    __________
       Net cash used in investing
        activities                            (1,485,173)      (443,167)     (290,714)
                                              __________     __________    __________
     Cash flows from financing activities:
       Distributions                            (325,000)      (400,000)     (878,707)
       Redemptions of capital                       -              -          (33,954)
                                              __________     __________    __________
       Net cash used in financing
        activities                              (325,000)      (400,000)     (912,661)
                                              __________     __________    __________
       Increase (decrease) in cash
        and cash equivalents                    (826,686)       467,457       126,143
       Cash and cash equivalents,
        beginning of year                      1,383,229        915,772       789,629
                                              __________     __________    __________
       Cash and cash equivalents,
        end of year                           $  556,543     $1,383,229    $  915,772
                                              ==========     ==========    ==========

The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                           NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund IV, L.P. (the "Fund") was formed in December 1986. The General Partner of the Fund is F.L. Partnership Management, Inc. ("FLPMI") which is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment including printers, tape storage devices, data communications equipment, computer terminals, technical workstations and networking equipment, as well as other electronic equipment, which is leased to third parties throughout the United States on a short-term basis.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

     Financial instruments which potentially subject the Fund to concentra-tions of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in bank repurchase agreements and jumbo savings accounts.

     Concentrations of credit risk with respect to accounts receivables are limited due to the dispersion of the Fund's lessees over different industries and geographies.

Impairment of Long-Lived Assets

     The Fund reviews its assets to determine if it has any long-lived assets that are carried on the books for an amount that may not be recoverable. If it is determined that an asset's estimated future cash flows will not be suf-ficient to recover its carrying amount, an impairment charge will be recorded.

Equipment Held for Sale or Lease

     Equipment held for sale or lease is carried at its estimated net realiz-able value.

Use of Estimates

     In preparing financial statements in conformity with Generally Accepted Accounting Principles, management is required to make estimates and assump-tions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for Leases

     The Fund's leasing operations consist of both operating and direct financing leases. Under the operating method of accounting for leases, the cost of the leased equipment is recorded as an asset and depreciated on a

                       FIDELITY LEASING INCOME FUND IV, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Leases (Continued)

straight-line basis over its estimated useful life, up to six years. Acqui-sition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

     Under the direct financing method of accounting for leases, income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method.

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

Significant Fourth Quarter Adjustments

     Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publica-tions. Based upon this review, the Fund recorded an adjustment of approx-imately $29,000, $12,000 and $40,000 or $2.89, $1.18 and $3.83 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1998, 1997 and 1996, respectively.

                       FIDELITY LEASING INCOME FUND IV, L.P.

3.  YEAR 2000 COMPLIANCE

     The "Year 2000 Issue" addresses the ability of computer programs to distinguish between the year 2000 and the year 1900. Computer programs were written using two digits rather than four digits for the year in a date field. This could ultimately result in miscalculations or inaccuracies in processing data.

     The Fund is currently in the process of ensuring that all of its systems are Year 2000 compliant. The Fund's operating system is year 2000 capable. Additionally, two of the three main software systems are Year 2000 compliant and in the testing phase. The third software system is expected to be year 2000 capable by July 1999.

     The costs incurred to make the software system Year 2000 compliant has not been material as of December 31, 1998. It is not anticipated that any remaining costs incurred to complete this project will have a material affect on the net income of the Fund.

     Furthermore, all significant outside suppliers have been contacted to ensure that their systems will be Year 2000 compliant. All have indicated that their systems are in compliance or that Year 2000 Compliance programs will be completed in early 1999. If the Fund determines that any of its significant external suppliers are not in compliance, the Fund will not be materially adversely affected and will seek the services of another supplier.

4.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

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

                       FIDELITY LEASING INCOME FUND IV, L.P.

5.  EQUIPMENT LEASED

     Equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 12 to 60 months.

     In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1998, 1997 and 1996, approxi-mately $251,000, $38,000 and $157,000, respectively was charged to write-down of equipment to net realizable value.

     The net investment in direct financing leases as of December 31, 1998, is as follows:
              Minimum lease payments to be received            $1,233,000
              Less unearned income                                187,000
              Add expected future residuals                          -
                                                               __________
                                                               $1,046,000
                                                               ==========
     The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of December 31 are as follows:
                                                            Direct
                                     Operating             Financing
                  1999                $356,000            $  277,000
                  2000                  94,000               277,000
                  2001                  88,000               277,000
                  2002                  84,000               277,000
                  2003                  39,000               125,000
                                      ________            __________
                                      $661,000            $1,233,000
                                      ========            ==========
     In addition, in January 1999, the Fund financed $121,961 of equipment under a direct financing lease with an initial lease term of 24 months. The future approximate minimum rentals to be received on this direct financing lease are $65,580 in both 1999 and 2000.

                       FIDELITY LEASING INCOME FUND IV, L.P.

6.  RELATED PARTY TRANSACTIONS

     The General Partner receives 6% or 3% of rental payments on equipment under operating leases and full pay-out leases, respectively, for adminis-rative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees.

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

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs charged by the General Partner and its parent company during the years ended December 31:

                                        1998         1997         1996

        Management fee                $66,690      $82,217     $88,618
        Reimbursable costs             67,846       61,188      73,610

     During 1998, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America, Inc. serves as a director.

     Amounts due from related parties at December 31, 1998 and 1997 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 1998 and 1997 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

7.  MAJOR CUSTOMERS

     For the year ended December 31, 1998, four customers accounted for 34%, 21%, 15% and 12% of the Fund's rental income. For the year ended December 31, 1997, three customers generated 31%, 27% and 15% of the Fund's rental income. For the year ended December 31, 1996, four customers accounted for 28%, 21%, 15% and 13% of the Fund's rental income.

                       FIDELITY LEASING INCOME FUND IV, L.P.

8.  CASH DISTRIBUTIONS

     Below is a summary of the quarterly cash distributions paid to partners during the years ended December 31:

        Month of Distribution               1998           1997           1996
               February                  $100,000        $100,000       $168,000
               May                         75,000         100,000        336,249
               August                      75,000         100,000        276,458
               November                    75,000         100,000         98,000
                                         ________        ________       ________
                                         $325,000        $400,000       $878,707
                                         ========        ========       ========

     In addition, the General Partner declared and paid a cash distribution of $75,000 in February 1999 for the three months ended December 31, 1998, to all admitted partners as of December 31, 1998.

1