Form 10-Q/A
period 1998-09-30
FIDELITY LEASING INCOME FUND IV L P
filed 1999-04-08
CIK 810363

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

4.  YEAR 2000 COMPLIANCE

    The "Year 2000 Issue" addresses the ability of computer programs to distinguish between the year 2000 and the year 1900. Computer programs were written using two digits rather than four digits for the year in a date field. This could ultimately result in miscalculations or inaccur-acies in processing data.

    The Fund is currently in the process of ensuring that all of its systems are Year 2000 compliant. The Fund's operating system is year 2000 capable. Additionally, two of the three main software systems are Year 2000 compliant and in the testing phase. The third software system is expected to be year 2000 capable by July 1999.

    The costs incurred to make the software system Year 2000 compliant have not been material as of September 30, 1998. It is not anticipated that any remaining costs incurred to complete this project will have a material affect on the net income of the Fund.

    Furthermore, all significant outside suppliers have been contacted to ensure that their systems will be Year 2000 compliant. All have indicated that their systems are in compliance or that Year 2000 Com-pliance programs will be completed in early 1999. If the Fund determines that any of its significant external suppliers are not in compliance, the Fund will not be materially adversely affected and will seek the services of another supplier.












                                        8

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       FIDELITY LEASING INCOME FUND IV, L.P.




                      By:    Freddie M. Kotek

 4/6/99                      _____________________________
  Date                       Freddie M. Kotek
                             President of F.L. Partnership Management, Inc.
                             (Principal Operating Officer)




                      By:    Marianne T. Schuster

 4/6/99                      ____________________________
  Date                       Marianne T. Schuster
                             Vice President of F.L. Partnership Management, Inc.
                             (Principal Financial Officer)




























                                       12