Form 10-Q
period 1999-03-31
FIDELITY LEASING INCOME FUND IV L P
filed 1999-05-14
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-16845

                     Fidelity Leasing Income Fund IV, L.P.
____________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                       23-2441780
____________________________________________________________________________
     (State of organization)            (I.R.S. Employer Identification No.)

3 North Columbus Boulevard, Philadelphia, Pennsylvania 19106
____________________________________________________________________________
       (Address of principal executive offices)               (Zip code)

                                (215) 574-1636
____________________________________________________________________________
              (Registrant's telephone number, including area code)

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

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS
                                       ASSETS

                                          (Unaudited)             (Audited)
                                           March 31,             December 31,
                                             1999                    1998
                                          ___________            ____________

Cash and cash equivalents                 $  626,051             $  556,543

Accounts receivable                           91,430                 63,126

Due from related parties                     104,294                 66,993

Equipment under operating leases
 (net of accumulated depreciation
 of $2,378,805 and $3,265,367,
 respectively)                               563,912                560,126

Net investment in direct
 financing leases                            996,296              1,046,488

Equipment held for sale or lease              35,938                 31,623
                                          __________             __________

     Total assets                         $2,417,921             $2,324,899
                                          ==========             ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   32,418             $   27,867

     Accounts payable and
      accrued expenses                        19,645                 12,608

     Due to related parties                    9,950                 17,871
                                          __________             __________

       Total liabilities                      62,013                 58,346

Partners' capital                          2,355,908              2,266,553
                                          __________             __________
       Total liabilities and
        partners' capital                 $2,417,921             $2,324,899
                                          ==========             ==========


The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND IV, L.P.

                             STATEMENTS OF OPERATIONS
                For the three months ended March 31, 1999 and 1998

                                   (Unaudited)

                                                    1999              1998
                                                  ________          ________

Income:
     Rentals                                      $204,112          $268,892
     Earned income on direct financing leases       19,111             3,076
     Interest                                        5,952            15,665
     Gain on sale of equipment, net                 88,030             3,706
     Other                                           1,542             5,472
                                                  ________          ________

                                                   318,747           296,811
                                                  ________          ________

Expenses:
     Depreciation                                  105,690           141,920
     Write-down of equipment to net realizable
       value                                        10,000           168,285
     General and administrative                      9,371            12,416
     General and administrative to related
       party                                        13,624            15,253
     Management fee to related party                15,707            15,983
                                                  ________          ________

                                                   154,392           353,857
                                                  ________          ________

Net income (loss)                                 $164,355          $(57,046)
                                                  ========          ========


Net income (loss) per equivalent
  limited partnership unit                        $  15.74          $  (5.60)
                                                  ========          ========


Weighted average number of
  equivalent limited partnership
  units outstanding during the period               10,219            10,093
                                                  ========          ========





The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                   For the three months ended March 31, 1999

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units      Amount        Total
                                  _______     _____      ______        _____

Balance, January 1, 1999          $ 3,624     41,379   $2,262,929   $2,266,553

Cash distributions                 (2,625)      -         (72,375)     (75,000)

Net income                          3,500       -         160,855      164,355
                                  _______     ______   __________   __________

Balance, March 31, 1999           $ 4,499     41,379   $2,351,409   $2,355,908
                                  =======     ======   ==========   ==========






























The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1999 and 1998
                                  (Unaudited)

                                                      1999          1998
                                                  __________    __________
Cash flows from operating activities:
     Net income (loss)                            $ 164,355     $  (57,046)
                                                  _________     __________
     Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation                                  105,690        141,920
      Write-down of equipment to net realizable
       value                                         10,000        168,285
      Gain (loss) on sale of equipment, net         (88,030)        (3,706)
      (Increase) decrease in accounts receivable    (28,304)         8,475
      (Increase) decrease in due from related
       parties                                      (37,301)       (20,604)
      Increase (decrease) in accounts payable
       and accrued expenses                           7,037        121,238
      Increase (decrease) in other, net              (3,371)        (4,342)
                                                  _________     __________
                                                    (34,279)       411,266
                                                  _________     __________
     Net cash provided by operating activities      130,076        354,220
                                                  _________     __________
Cash flows from investing activities:
     Acquisition of equipment                      (123,790)      (250,294)
     Investment in direct financing leases             -          (287,813)
     Proceeds from direct financing leases,
      net of earned income                           50,192          8,175
     Proceeds from sale of equipment                 88,030         12,045
                                                  _________     __________
     Net cash provided by (used in)
      investing activities                           14,432       (517,887)
                                                  _________     __________
Cash flows from financing activities:
     Distributions                                  (75,000)      (100,000)
                                                  _________     __________

     Net cash used in financing activities          (75,000)      (100,000)
                                                  _________     __________
     Increase (decrease) cash and
      cash equivalents                               69,508       (263,667)
     Cash and cash equivalents, beginning
      of period                                     556,543      1,383,229
                                                  _________     __________
     Cash and cash equivalents, end of period     $ 626,051     $1,119,562
                                                  =========     ==========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1999

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1998 financial statements have been reclassified to conform to the presen-tation in 1999.

1.  EQUIPMENT LEASED

    Equipment on lease consists of equipment under operating leases.
    The lessees have agreements with the manufacturer to provide mainte-nance for the leased equipment. The Fund's operating leases are for initial lease terms of 12 to 60 months. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equip-ment to its estimated net realizable value when the amounts are reason-ably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $10,000 and $168,000 was charged to write-down of equipment to net realizable for the three months ended March 31, 1999 and 1998, respectively. Any future losses are de-pendent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and estimated unguaranteed residuals upon ex-piration of the lease over the related equipment cost) over the life of the lease using the interest method.

    Unguaranteed residuals for direct financing leases represent the esti-mated amounts recoverable at lease termination from lease extensions or disposition of equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estima-ted residual value, an adjustment is made.

                      FIDELITY LEASING INCOME FUND IV, L.P.

1.  EQUIPMENT LEASED (continued)

    The net investment in direct financing leases as of March 31, 1999 is as follows:

          Minimum lease payments to be received       $1,164,000
          Unearned rental income                        (168,000)
          Expected future residuals                         -
                                                      __________
                                                      $  996,000
                                                      ==========

    The future approximate minimum rentals to be received on noncancel-lable operating and direct financing leases as of March 31, 1999 are as follows:


      Years Ending December 31             Operating     Direct Financing
      ________________________             _________     ________________

                1999                       $277,000         $  208,000
                2000                        159,000            277,000
                2001                         88,000            277,000
                2002                         84,000            277,000
                2003                         39,000            125,000
                                           ________         __________
                                           $647,000         $1,164,000
                                           ========         ==========

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 6% or 3% of rental payments from equip-ent under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, inclu-ding acquisition fees.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

                      FIDELITY LEASING INCOME FUND IV, L.P.

2.  RELATED PARTY TRANSACTIONS (continued)

    Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31:
                                               1999                 1998
                                             ________             ________

          Management fee                      $15,707              $15,983
          Reimbursable costs                   13,624               15,253

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at March 31, 1999 and December 31, 1998 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 1999 and December 31, 1998 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  YEAR 2000 COMPLIANCE

    Two of the three main software systems utilized to generate informa-tion for the Fund are still in the testing phase. The third software system should be Year 2000 capable by July 1999. The costs incurred to complete the Year 2000 Compliance project are not expected to be material to the net income of the Fund.

    All suppliers for the Fund continue to complete their Year 2000 Compliance programs. It is not anticipated that the Fund will incur any significant losses should any of its outside suppliers fail to meet their Year 2000 Compliance deadlines.

4.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $100,000 in May 1999 for the three months ended March 31, 1999, to all admitted partners as of March 31, 1999.

                      FIDELITY LEASING INCOME FUND IV, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $318,747 and $296,811 for the three months ended March 31, 1999 and 1998, respectively. Rental income from the leasing of equipment accounted for 64% and 91% of total revenues for the first quarter of 1999 and 1998, respectively. The increase in revenues was primarily attributable to an increase in net gain on sale of equipment. During the three months ended March 31, 1999 and 1998, the Fund recorded a net gain on sale of equipment of $88,030 and $3,706, respectively. Additionally, during the last six months of 1998, the Fund invested in direct financing leases that generated $19,111 of earned income on direct financing leases during the first quarter of 1999. The increase in this account also contributed to the overall increase in revenues in 1999. However, the rental income earned by the Fund on operating leases decreased in 1999 which reduced the increase in total revenues in this quarter. In 1999, rental income decreased by approxi-mately $105,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was miti-gated by approximately $40,000 of rents generated from equipment purchases made since the first quarter of 1998.

    Expenses were $154,392 and $353,857 during the three months ended
March 31, 1999 and 1998, respectively. Depreciation expense comprised 68% and 40% of total expenses during the first quarter of 1999 and 1998, respectively. The decrease in expenses between the first quarter of 1999 and 1998 was primarily attributable to a decrease in write-down of equipment to net realizable value. Based upon the review of the recoverability of the undepreciated cost of rental equipment, $10,000 was charged to opera-tions to write down equipment to its estimated net realizable value during the three months ended March 31, 1999 compared to $168,285 incurred for the three months ended March 31, 1998. Any future losses are dependent upon unanticipated technological developments affecting the types of equip-ment in the portfolio in subsequent years. The overall decrease in expenses was also caused by a decrease in depreciation expense in the first quarter of 1999. Depreciation expense decreased in 1999 because of equipment that either terminated or sold since the first quarter of 1998.

    For the three months ended March 31, 1999 and 1998, the Fund had net income (loss) of $164,355 and ($57,046), respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner were $15.74 and ($5.60) based on a weighted average num-ber of equivalent limited partnership units outstanding of 10,219 and 10,093 for the quarter ended March 31, 1999 and 1998, respectively.

                      FIDELITY LEASING INCOME FUND IV, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

    The Fund generated cash from operations of $192,015 and $249,453, for the purpose of determining cash available for distribution for the quarter ended March 31, 1999 and 1998, respectively. The Fund distributed $100,000 and $75,000 to partners in May 1999 and 1998, respectively for the first quarter of 1999 and 1998, respectively. A cash distribution of $75,000 and $100,000 was paid to partners during the first quarter of 1999 and 1998, respectively for the three months ended December 31, 1998 and 1997, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to purchase equipment with cash available from operations which was not distributed to partners in previous periods. During the first quarter of 1999 and 1998, the Fund purchased $123,790 and $250,294, respectively of equipment subject to operating leases. The Fund also invested $287,813 in equipment under a direct financing lease during the three months ended March 31, 1998.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND IV, L.P.

                                 March 31, 1999

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

                     FIDELITY LEASING INCOME FUND IV, L.P.




            5-14-99     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)



            5-14-99     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)