Form 10-Q
period 1999-06-30
FIDELITY LEASING INCOME FUND IV L P
filed 1999-08-12
CIK 810363

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-16845

                     Fidelity Leasing Income Fund IV, L.P.
_______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                       23-2441780
_____________________________________________________________________________
     (State of organization)            (I.R.S. Employer Identification No.)

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
                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1999                    1998
                                          ___________             ____________

Cash and cash equivalents                 $  843,108               $  556,543

Accounts receivable                           56,904                   63,126

Due from related parties                      51,057                   66,993

Equipment under operating leases
 (net of accumulated depreciation
 of $2,471,823 and $3,265,367,
 respectively)                               454,268                  560,126

Net investment in direct financing leases    698,470                1,046,488

Equipment held for sale or lease             288,318                   31,623
                                          __________               __________

       Total assets                       $2,392,125               $2,324,899
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   30,031               $   27,867

     Accounts payable and
      accrued expenses                        16,932                   12,608

     Due to related parties                   11,170                   17,871
                                          __________               __________
       Total liabilities                      58,133                   58,346

Partners' capital                          2,333,992                2,266,553
                                          __________               __________
       Total liabilities and
        partners' capital                 $2,392,125               $2,324,899
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND IV, L.P.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended        Six Months Ended
                                       June 30                 June 30
                                 1999          1998        1999        1998
                                 ____          ____        ____        ____

Income:
   Rentals                    $192,505      $236,489    $396,617     $505,381
   Earned income on direct
    financing leases            19,261         4,449      38,372        7,525
   Interest                      7,125        13,911      13,077       29,576
   Gain on sale of equipment,
    net                           -             -         88,030         -
   Other                        17,324         6,604      18,866       12,076
                              ________      ________    ________     ________

                               236,215       261,453     554,962      554,558
                              ________      ________    ________     ________

Expenses:
   Depreciation                106,959       100,674     212,649      242,594
   Write-down of equipment
    to net realizable value      7,000        29,310      17,000      197,595
   General and administrative   15,951         8,986      25,322       21,402
   General and administrative
    to related party            16,958        18,853      30,582       34,106
   Loss on sale of equipment,
    net                           -            5,960        -           2,254
   Management fee to related
    party                       11,081        13,532      26,788       29,515
                              ________      ________    ________     ________

                               157,949       177,315     312,341      527,466
                              ________      ________    ________     ________

Net income                    $ 78,266      $ 84,138    $242,621     $ 27,092
                              ========      ========    ========     ========

Net income per equivalent
  limited partnership unit    $   7.30      $   8.22    $  23.04     $   2.18
                              ========      ========    ========     ========

Weighted average number of
  equivalent limited
  partnership units outstanding
  during the period             10,237         9,921      10,228       10,007
                              ========      ========    ========     ========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.
                         STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 1999
                                  (Unaudited)

                                  General     Limited Partners
                                  Partner     Units      Amount        Total
                                  _______     _____      ______        _____

Balance, January 1, 1999          $ 3,624    41,379    $2,262,929   $2,266,553

Redemptions                          -           (5)         (182)        (182)

Cash distributions                 (6,125)     -         (168,875)    (175,000)

Net income                          7,000      -          235,621      242,621
                                  _______    ______    __________   __________

Balance, June 30, 1999            $ 4,499    41,374    $2,329,493   $2,333,992
                                  =======    ======    ==========   ==========






























The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.
                           STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1999 and 1998
                                  (Unaudited)

                                                     1999         1998
                                                  _________    __________
Cash flows from operating activities:
     Net income                                   $ 242,621    $   27,092
                                                  _________    __________
     Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                   212,649       242,594
     Write-down of equipment to net realizable
      value                                          17,000       197,595
     (Gain) loss on sale of equipment, net          (88,030)        2,254
     (Increase) decrease in accounts receivable       6,222        63,060
     (Increase) decrease in due from
      related parties                                15,936          (198)
     Increase (decrease) in lease rents paid
      in advance                                      2,164       (21,315)
     Increase (decrease) in accounts payable and
      accrued expenses                                4,324        (7,561)
     Increase (decrease) in other, net               (6,701)       (7,856)
                                                  _________    __________
                                                    163,564       468,573
                                                  _________    __________
     Net cash provided by operating activities      406,185       495,665
                                                  _________    __________
Cash flows from investing activities:
     Acquisition of equipment                      (380,486)     (250,294)
     Investment in direct financing leases             -         (287,813)
     Proceeds from sale of equipment                 88,030        57,045
     Proceeds from direct financing leases, net
      of earned income                              348,018        20,604
                                                  _________    __________
     Net cash provided by (used in)
      investing activities                           55,562      (460,458)
                                                  _________    __________
Cash flows from financing activities:
     Distributions                                 (175,000)     (175,000)
     Redemption                                        (182)         -
                                                  _________    __________
     Net cash used in financing activities         (175,182)     (175,000)
                                                  _________    __________
     Increase (decrease) in cash and
      cash equivalents                              286,565      (139,793)
     Cash and cash equivalents, beginning
      of period                                     556,543     1,383,229
                                                  _________    __________
     Cash and cash equivalents, end of period     $ 843,108    $1,243,436
                                                  =========    ==========



The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                June 30, 1999
                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1998 financial statements have been reclass-ified to conform to the presentation in 1999.

1.  EQUIPMENT LEASED

    Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 12 to 60 months. In accordance with Generally Accepted Account-ing Principles, the Fund writes down its rental equipment to its esti-mated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $17,000 and $197,595 was charged to write-down of equipment to net realizable value for the first six months of 1999 and 1998, respec-tively. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subse-quent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

    The net investment in direct financing leases as of June 30, 1999 is as follows:

      Minimum lease payments to be received           $796,000
      Unearned rental income                           (98,000)
      Expected future residuals                           -
                                                      ________
                                                      $698,000
                                                      ========

                     FIDELITY LEASING INCOME FUND IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating leases and direct financing leases as of June 30, 1999 are as follows:
                                                             Direct
       Years Ending December 31           Operating        Financing
       ________________________           _________        _________

                 1999                      $176,000         $102,000
                 2000                       254,000          204,000
                 2001                       248,000          204,000
                 2002                       164,000          204,000
                 2003                        39,000           82,000
                                           ________         ________
                                           $881,000         $796,000
                                           ========         ========

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 6% or 3% of rental payments from equip-ment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, includ-ing acquisition fees.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 1999 and 1998:

                                   Three Months Ended      Six Months Ended
                                         June 30               June 30
                                   1999          1998      1999        1998
                                   ____          ____      ____        ____

          Management fee          $11,081     $13,532     $26,788    $29,515
          Reimbursable costs       16,958      18,853      30,582     34,106

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director

                      FIDELITY LEASING INCOME FUND IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


2.  RELATED PARTY TRANSACTIONS (Continued)

    Amounts due from related parties at June 30, 1999 and December 31, 1998 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at June 30, 1999 and December 31, 1998 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  YEAR 2000 COMPLIANCE

    All of the main software systems utilized to generate information for the Fund are now Year 2000 compliant and in the testing phase. The costs incurred to complete the Year 2000 Compliance project are not expected to be material to the net income of the Fund.

    All suppliers for the Fund continue to complete their Year 2000 Compliance programs. It is not anticipated that the Fund will incur any significant losses should any of its outside suppliers fail to meet their Year 2000 Compliance deadlines.

4.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $100,000 in August 1999 for the three months ended June 30, 1999, to all admitted partners as of June 30, 1999.

                      FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $236,215 and $261,453 for the three months ended June 30, 1999 and 1998, respectively and $554,962 and $554,558 for the six months ended June 30, 1999 and 1998, respectively. Rental income from the leasing of equipment accounted for 81% and 90% of total revenues for the second quarter of 1999 and 1998, respec-tively and 71% and 91% of total revenues for the first six months of 1999 and 1998, respectively. The increase in total revenues for the six months ended June 30, 1999 was caused by the increase in the net gain on sale of equipment. The Fund recorded a net gain on sale of equipment of $88,030 during the first six months of 1999. There was no net gain recorded for the same period in 1998. The Fund also invested in direct financing leases dur-ing 1998 that generated $38,372 of earned income during the six months ended June 30, 1999 compared to $7,525 for the same period in 1998. The increase in this account also contributed to the overall increase in revenues in 1999. However, rental income decreased during the first six months of 1999 relative to 1998. Rental income decreased by approximately $188,000 because of equip-ment that came off lease and was released at lower rental rates or sold.
This decrease was reduced by rental income of approximately $79,000 generated from equipment on operating leases purchased since June 1998. The decrease in this account reduced the amount of the overall increase in total revenues in 1999.

    Expenses were $157,949 and $177,315 for the second quarter of 1999 and 1998, respectively and $312,341 and $527,466 for the six months ended June 30, 1999 and 1998, respectively. Depreciation expense comprised 68% and 57% of total expenses for the second quarter of 1999 and 1998, respectively and 68% and 46% of total expenses for the six months ended June 30, 1999 and 1998, respectively. The decrease in expenses was primarily due to the decrease in write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, approximately $17,000 was charged to write-down of equipment to net realizable value during the six months ended June 30, 1999 compared to $197,595 for the six months ended June 30, 1998. Any future losses are dependent upon unantic-ipated technological developments affecting the types of equipment in the portfolio in subsequent years. The decrease in depreciation expense result-ing from equipment which came off lease, terminated or sold since June 1998 also contributed to the overall decrease in expenses for the six months ended June 30, 1999.

    The Fund's net income was $78,266 and $84,138 for the second quarter of 1999 and 1998, respectively and $242,621 and $27,092 for the six months ended June 30, 1999 and 1998, respectively. The earnings per equivalent limited

                   FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

partnership unit, after earnings allocated to the General Partner, were $7.30 and $8.22 based on a weighted average number of equivalent limited partnership units outstanding of 10,237 and 9,921 for the quarter ended June 30, 1999 and 1998, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $23.04 and $2.18 based on a weighted average number of equivalent limited partnership units out-standing of 10,228 and 10,007 for the first six months of 1999 and 1998, respectively.

    The Fund generated cash from operations of $192,225 and $220,082 for the purpose of determining cash available for distribution, during the second quarter of 1999 and 1998, respectively and distributed $100,000 and $75,000 to partners in August 1999 and 1998, respectively. For the six months ended
June 30, 1999 and 1998, the Fund generated cash from operations of $384,240 and $469,535. The Fund distributed $100,000 and $75,000 to partners during the first six months of 1999 and 1998, repectively and $100,000 and $75,000 to partners in August 1999 and 1998, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liqui-dated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to purchase equipment with cash available from operations that was not distributed to partners in previous periods. During the first six months of 1999 and 1998, the Fund purchased $380,486 and $250,294, respectively, of equipment subject to operating leases. The Fund also invested $287,813 in a direct financing lease during the six months ended June 30, 1998.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND IV, L.P.
                                 June 30, 1999


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

                     FIDELITY LEASING INCOME FUND IV, L.P.




            8-12-99     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)



            8-12-99     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)