Form 10-Q
period 1999-09-30
FIDELITY LEASING INCOME FUND IV L P
filed 1999-11-09
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

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

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)            (Audited)
                                         September 30,          December 31,
                                             1999                   1998
                                         _____________          ____________

Cash and cash equivalents                 $  972,577             $  556,543

Accounts receivable                           77,235                 63,126

Due from related parties                       7,451                 66,993

Equipment under operating leases
(net of accumulated depreciation
of $1,441,092 and $3,265,367,
respectively)                                626,770                560,126

Net investment in direct financing leases    658,939              1,046,488

Equipment held for sale or lease              41,623                 31,623
                                          __________             __________

       Total assets                       $2,384,595             $2,324,899
                                          ==========             ==========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   41,403             $   27,867

     Accounts payable and
      accrued expenses                         7,449                 12,608

     Due to related parties                   28,839                 17,871
                                          __________             __________

       Total liabilities                      77,691                 58,346

Partners' capital                          2,306,904              2,266,553
                                          __________             __________
       Total liabilities and
        partners' capital                 $2,384,595             $2,324,899
                                          ==========             ==========








     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                      September 30          September 30
                                     1999      1998        1999      1998
                                     ____      ____        ____      ____

Income:
     Rentals                       $136,148  $269,132    $532,765  $774,514
     Earned income on direct
      financing leases               11,511    10,192      49,883    17,717
     Interest                        11,448    11,442      24,525    41,018
     Gain on sale of equipment,
      net                             4,586    12,930      92,616    10,677
     Other                            6,880       840      25,746    12,915
                                   ________  ________    ________  ________

                                    170,573   304,536     725,535   856,841
                                   ________  ________    ________  ________

Expenses:
     Depreciation                    58,668    97,965     271,317   340,558
     Write-down of equipment
      to net realizable value          -       25,220      17,000   222,815
     General and administrative       7,165    12,277      32,487    33,677
     General and administrative
      to related party               13,000    12,746      43,582    46,856
     Management fee to related
      party                          17,438    15,990      44,226    45,505
                                   ________  ________    ________  ________

                                     96,271   164,198     408,612   689,411
                                   ________  ________    ________  ________

Net income                         $ 74,302  $140,338    $316,923  $167,430
                                   ========  ========    ========  ========


Net income per equivalent
  limited partnership unit         $   6.97  $  13.80    $  30.03  $  15.96
                                   ========  ========    ========  ========


Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period                  10,156     9,980      10,204     9,998
                                   ========  ========    ========  ========







     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1999

                                     (Unaudited)

                                 General     Limited Partners
                                 Partner     Units     Amount       Total
                                 _______     _____     ______       _____

Balance, January 1, 1999         $ 3,624     41,379  $2,262,929   $2,266,553

Cash distributions                (9,625)      -       (265,375)    (275,000)

Redemption                          -           (45)     (1,572)      (1,572)

Net income                        10,500       -        306,423      316,923
                                 _______     ______  __________   __________
Balance, September 30, 1999      $ 4,499     41,334  $2,302,405   $2,306,904
                                 =======     ======  ==========   ==========





































     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                              STATEMENTS OF CASH FLOWS

                For the nine months ended September 30, 1999 and 1998

                                     (Unaudited)

                                                      1999          1998
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $  316,923    $  167,430
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    271,317       340,558
     Write-down of equipment to net
      realizable value                                17,000       222,815
     (Gain) loss on sale of equipment, net           (92,616)      (10,677)
     (Increase) decrease in accounts receivable      (14,109)       12,590
     (Increase) decrease in due from related parties  59,542       (44,472)
     Increase (decrease) in lease rents paid
      in advance                                      13,536       (57,601)
     Increase (decrease) in accounts payable and
      accrued expenses                                (5,159)       (6,913)
     Increase (decrease) in due to related parties    10,968        16,277
                                                  __________    __________
                                                     260,479       472,577
                                                  __________    __________
     Net cash provided by operating activities       577,402       640,007
                                                  __________    __________

Cash flows from investing activities:
     Acquisition of equipment                       (380,365)     (493,865)
     Investment in direct financing leases              -         (830,699)
     Proceeds from sale of equipment                 108,020       105,125
     Proceeds from direct financing leases,
      net of earned income                           387,549        32,686
                                                  __________    __________
     Net cash provided by (used in)
      investing activities                           115,204    (1,186,753)
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                  (275,000)     (250,000)
     Redemption                                       (1,572)         -
                                                  __________    __________
     Net cash used in financing activities          (276,572)     (250,000)
                                                  __________    __________
     Increase (decrease) in cash and
      cash equivalents                               416,034      (796,746)
     Cash and cash equivalents, beginning
      of period                                      556,543     1,383,229
                                                  __________    __________
     Cash and cash equivalents, end of period     $  972,577    $  586,483
                                                  ==========    ==========



     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1999

                                     (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1998 financial statements have been reclassified to conform to the presentation in 1999.

1.  EQUIPMENT LEASED

    Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 12 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial terms and the Fund is prepared to remarket the equip-ment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepre-ciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equip-ment. As a result, $17,000 and $222,815 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1999 and 1998, respectively. Any future losses are dependent upon unanti-cipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of September 30, 1999 is as follows:

          Minimum lease payments to be received          $745,000
          Unearned rental income                          (86,000)
          Expected future residuals                          -
                                                         ________
                                                         $659,000
                                                         ========

                       FIDELITY LEASING INCOME FUND IV, L.P.

1.   EQUIPMENT LEASED (Continued)

     The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of September 30, 1999 are as follows:
                                                                   Direct
            Years Ending December 31               Operating      Financing
            ________________________               _________      _________

                      1999                         $106,000       $ 51,000
                      2000                          254,000        204,000
                      2001                          248,000        204,000
                      2002                          164,000        204,000
                      2003                           39,000         82,000
                                                   ________       ________
                                                   $811,000       $745,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 1999 and 1998:

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                   1999        1998        1999         1998
                                   ____        ____        ____         ____

          Management fee         $17,438     $15,990     $44,226      $45,505
          Reimbursable costs      13,000      12,746      43,582       46,856

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at September 30, 1999 and December 31, 1998 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

                       FIDELITY LEASING INCOME FUND IV, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

    Amounts due to related parties at September 30, 1999 and December 31, 1998 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

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

4.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $100,000 in November 1999 for the three months ended September 30, 1999, to all admitted partners as of September 30, 1999.

                       FIDELITY LEASING INCOME FUND IV, L.P



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $170,573 and $304,536 for the three months ended September 30, 1999 and 1998, respectively, and $725,535 and $856,841 for the nine months ended
September 30, 1999 and 1998, respectively. Rental income from the leasing of equipment accounted for 80% and 88% of total revenues for the third quarter of 1999 and 1998, respectively, and 73% and 90% of total revenues for the first nine months of 1999 and 1998, respectively. The decrease in revenues was primarily attributable to a decrease in rental income. In 1999, rental income decreased by approximately $365,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $123,000 of rents generated from equipment purchases made since the third quarter of 1998 as well as rents generated on 1998 equipment purchases for which a full nine months of rent was earned in 1999 and only a portion of the nine months of rent was earned in 1998. However, the increase in earned income on direct financing leases and the net gain on sale of equipment mitigated the overall decrease in revenues in 1999. The Fund earned $49,883 of income on direct financing leases during the nine months ended September 30, 1999 compared to $17,717 for the nine months ended September 30, 1998. Additionally, the Fund recognized $92,616 and $10,677 of net gain on sale of equipment for the nine months ended September 30, 1999 and 1998, respectively.

    Expenses were $96,271 and $164,198 during the three months ended
September 30, 1999 and 1998, respectively and $408,612 and $689,411 for the nine months ended September 30, 1999 and 1998, respectively. Depreciation expense comprised 61% and 60% of total expenses during the third quarter of 1999 and 1998, respectively and 66% and 49% of total expenses for the first nine months of 1999 and 1998, respectively. The decrease in expenses in 1999 was primarily caused by the decrease in write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $17,000 was charged to operations to write down equipment to its estimated net realizable value during the nine months ended September 30, 1999 compared to $222,815 for the nine months ended September 30, 1998. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. Additionally, the decrease in depreciation expense resulting from equipment that came off lease, terminated or sold since September 1998 also contributed to the overall decrease in expenses during the nine months ended September 30, 1999.

    For the three months ended September 30, 1999 and 1998, the Fund had net income of $74,302 and $140,338, respectively. For the nine months ended September 30, 1999 and 1998, the Fund had net income of $316,923 and $167,430, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $6.97 and $13.80 based on a weighted average number of equivalent limited partnership units outstanding of 10,156 and 9,980 for the quarter ended September 30, 1999 and 1998, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $30.03 and $15.96

                       FIDELITY LEASING INCOME FUND IV, L.P


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

based on a weighted average number of equivalent limited partnership units outstanding of 10,204 and 9,998 for the nine months ended September 30, 1999 and 1998, respectively.

    The Fund generated cash from operations of $128,384 and $250,593, for the purpose of determining cash available for distribution, during the third quarter of 1999 and 1998, respectively and distributed $100,000 and $75,000 to partners in November 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, the Fund generated cash from operations of $512,624 and $720,126 and distributed $200,000 and $150,000 to partners during the nine months ended September 30, 1999 and 1998, respectively and $100,000 and $75,000 to partners in November 1999 and 1998, respectively.
For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.


ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to purchase equipment with cash available from operations that was not distributed to partners in previous periods. During the first six months of 1999 and 1998, the Fund purchased $380,486 and $493,865, respectively, of equipment subject to operating leases. The Fund also invested $830,699 in direct financing leases during the nine months ended September 30, 1998.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND IV, L.P.

                                 September 30, 1999



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

                       FIDELITY LEASING INCOME FUND IV, L.P.




          11-9-99    By:  Freddie M. Kotek
          _______         ____________________________
           Date           Freddie M. Kotek
                          President of F.L. Partnership Management, Inc.
                          (Principal Operating Officer)




          11-9-99    By:  Marianne T. Schuster
          _______         ____________________________
           Date           Marianne T. Schuster
                          Vice President of F.L. Partnership Management, Inc.
                          (Principal Financial Officer)