Form 10-K
period 1999-12-31
FIDELITY LEASING INCOME FUND IV L P
filed 2000-03-23
CIK 810363

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 1999

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

The number of outstanding limited partnership units of the Registrant at December 31, 1999 is 41,334.

There is no public market for these securities.

The index of Exhibits is located on page 10.

                                      PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund IV, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1986 and acquires computer equipment, including printers, tape and disk storage devices, data communications equipment, com-puter terminals, technical workstations, networking equipment, as well as other electronic equipment that is leased to third parties on a short-term basis.
The Fund's principal objective is to generate leasing revenues for distri-bution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund does not borrow funds to purchase equipment.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1999, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment leased by the Fund under the operating and direct financing lease methods as of December 31, 1999:

Operating Leases:
                                               Purchase Price    Percentage of
      Type of Equipment                         of Equipment    Total Equipment

      Tape Storage Systems                      $  833,809           40.32%
      Technical Workstations and Terminals         518,969           25.10
      Communication Controllers                    276,654           13.38
      PCB Assembly Equipment                       271,215           13.12
      Electron Microscopes                         139,211            6.73
      Other                                         28,005            1.35
                                                __________          ______
      Totals                                    $2,067,863          100.00%
                                                ==========          ======

Direct Financing Leases:
                                               Purchase Price    Percentage of
      Type of Equipment                         of Equipment    Total Equipment

      PCB Assembly Equipment                      $561,147           66.10%
      Technical Workstations and Terminals         228,462           26.91
      Tape Storage Systems                          52,815            6.22
      Other                                          6,536            0.77
                                                  ________          ______
      Totals                                      $848,960          100.00%
                                                  ========          ======

     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equipment leased by the Fund under the operating and direct financing methods as of December 31, 1999:

Operating Leases:
                                               Purchase Price    Percentage of
      Type of Business                          of Equipment    Total Equipment

      Computer/Data Processing                  $  740,671           35.82%
      Manufacturing/Refining                       687,079           33.23
      Diversified Financial/Banking/Insurance      635,498           30.73
      Utilities                                      4,615            0.22
                                                __________          ______
      Totals                                    $2,067,863          100.00%
                                                ==========          ======

Direct Financing Leases:
                                               Purchase Price    Percentage of
      Type of Business                          of Equipment    Total Equipment

      Manufacturing/Refining                      $561,147           66.10%
      Diversified Financial/Banking/Insurance      287,813           33.90
                                                  ________          ______
      Totals                                      $848,960          100.00%
                                                  ========          ======

Average Initial Term of Leases (in months):  46


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

     (b)  Number of Equity Security Holders:

                                                       Number of Partners
                         Title of Class              as of December 31, 1999

                    Limited Partnership Interests              1,562
                    General Partnership Interest                   1

Item 6.  SELECTED FINANCIAL DATA

                                     For the Years Ended December 31,
                           1999        1998         1997         1996         1995
     Total Income        $882,124   $1,312,608   $1,465,537   $1,723,227   $2,374,015
     Net Income           391,550      266,144      445,584      539,379      738,436
     Distributions to
      Partners            375,000      325,000      400,000      878,707    2,261,160
     Net Income per
      Equivalent Limited
      Partnership Unit      37.08        25.51        42.54        23.17        56.98
     Weighted Average Number
      of Equivalent Limited
      Partnership Units
      Outstanding During
      the Year             10,183       10,023       10,145       10,433       12,305

                                                 December 31
                          1999         1998         1997         1996         1995
     Total Assets      $2,352,582   $2,324,899   $2,460,916   $2,389,398   $2,786,915
     Equipment under
      Operating Leases
      and Equipment Held
      for Sale or Lease
      (Net)               609,476      591,749      993,149    1,397,793    1,891,816
     Net Investment in
      Direct Financing
      Leases              618,763    1,046,488        -            -             -
     Limited Partnership
      Units                41,334       41,379       41,379       41,379       41,983
     Limited Partners       1,562        1,557        1,551        1,551        1,565

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Fund had revenues of $882,124, $1,312,608, and $1,465,537 for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in revenues between 1999, 1998 and 1997 was primarily caused by the decrease in rental income generated from equipment under operating leases. Rental income from the leasing of equipment accounted for 72%, 91% and 96% of total income in 1999, 1998 and 1997, respectively. In 1999, rental income decreased by approximately $444,000 because of equipment that came off lease and was released at lower rental rates or was sold. This decrease, however, was miti-gated by approximately $96,000 of rental income generated from equipment under an operating lease purchased during 1999, as well as rental income from a 1998 equipment purchase for which a full year of rental income was earned in 1999 and only a partial year was earned in 1998. Additionally, the Fund entered into a transaction in which it collected the remaining rents owed of approxi-mately $202,000 for one of its leases in the fourth quarter of 1998, which also accounted for the total decrease in rental income in 1999 and mitigated the total decrease in revenues in 1998. In 1998, rental income decreased by approximately $572,000 because of equipment that came off lease and was sold. This decrease, however, was reduced by approximately $154,000 of rental income generated from equipment under operating leases purchased in 1998 as well as rental income from 1997 equipment purchases for which a full year of rental income was earned in 1998 and only a partial year was earned in 1997. The Fund recorded a net gain on sale of equipment of $119,616 for the twelve months ended December 31, 1999 compared to $24,727 for the twelve months ended December 31, 1998. There was no gain on sale of equipment recognized during the twelve months ended December 31, 1997. The increase in this account reduced the overall decrease in revenues in both 1999 and 1998. Additionally, the Fund invested in $1,127,000 of direct financing leases during the year ended December 31, 1998 that generated approximately $61,000 and $37,000 of earned income on direct financing leases during the years ended December 31, 1999 and 1998, respectively. The increase in this account also served to mitigate the overall decrease in revenues in both 1999 and 1998.

     Expenses were $490,574, $1,046,464 and $1,019,953 for the years ended December 31, 1999, 1998 and 1997, respectively. Depreciation expense comprised 67%, 59% and 78% of total expenses in 1999, 1998 and 1997, respectively. The variation in write-down of equipment to net realizable value contributed significantly to the change in total expenses in 1999 and in 1998. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In 1999, 1998 and 1997, approximately $17,000, $251,000 and $38,000, respectively, was charged to write-down of equipment to net realizable value. The decrease in this account for the twelve months ended December 31, 1999 and the increase in this account for the twelve months ended December 31, 1998 contributed to the overall decrease in expenses in 1999 and the overall increase in expenses in 1998.
In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sales of its equipment. Any future losses are dependent upon unanticipated techno-logical developments affecting the type of equipment in the portfolio in sub-

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

sequent years. The change in depreciation expense also accounted for the change in total expenses between 1999, 1998 and 1997. In 1999 and 1998, depreciation expense decreased because of equipment that terminated or sold. The decrease in this account contributed to the overall decrease in expenses in 1999 and mitigated the overall increase in expenses in 1998.

     The Fund's net income was $391,550, $266,144 and $445,584 for the years ended December 31, 1999, 1998 and 1997, respectively. The earnings per equi-valent limited partnership unit, after earnings allocated to the General Partner, were $37.08, $25.51 and $42.54 for the years ended December 31, 1999, 1998 and 1997, respectively. The weighted average number of equivalent limited partnership units outstanding were 10,183, 10,023 and 10,145 for 1999, 1998 and 1997, respectively.

     The Fund generated cash from operations of $616,169, $1,106,229 and $1,293,395 for the purpose of determining cash available for distribution and declared distributions of $400,000, $300,000 and $400,000 to partners for the years ended December 31, 1999, 1998 and 1997, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

Analysis of Financial Condition

     The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liqui-dated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to purchase equipment for lease with cash available from operations which was not distributed to partners. During the years ended December 31, 1999, 1998 and 1997, the Fund purchased equipment of $380,365, $559,110 and $457,785, respectively. The Fund also invested $1,127,157 in direct financing leases during the twelve months ended December 31, 1998.

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

     FREDDIE M. KOTEK, age 44, Chairman of the Board of Directors, President, and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 1993.

     MICHAEL L. STAINES, age 50, Director and Secretary of FLPMI since September 1995. Director of Resource America since 1989 and Senior Vice President of Resource America since 1989.

     SCOTT F. SCHAEFFER, age 37, Director of FLPMI since September 1995. Vice Chairman of the Board of Resource America since 1998 and Executive Vice President of Resource America since 1997. Prior thereto, Senior Vice President of Resource America since 1995. Vice President-Real Estate of Resource America and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 1992.

     Others:

     MARIANNE T. SCHUSTER, age 41, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 32, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1999:

          Name of Individual or         Capacities in
             Number in Group            Which Served         Compensation

            F.L. Partnership
             Management, Inc.           General Partner         $51,862(1)
                                                                =======

          (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 1999, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1999, the Fund was charged $51,862 of management fees by the General Partner. The General Partner will continue to receive 6% or 3% of rental payments on equipment under operating leases or full pay-out leases, respectively for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees.

     The General Partner also receives 3.5% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 10% compounded Priority Return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 1999, the General Partner received $13,125 of cash distributions.

     The Fund incurred $58,688 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1999.

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

Dated March 23, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                            Date



Freddie M. Kotek
____________________________  Chairman of the Board of Directors        3-23-00
Freddie M. Kotek               and President of F.L. Partnership
                               Management, Inc.
                               (Principal Executive Officer)



Michael L. Staines
____________________________  Director of F.L. Partnership              3-23-00
Michael L. Staines             Management, Inc.



Marianne T. Schuster
____________________________  Vice President and Controller             3-23-00
Marianne T. Schuster           of F.L. Partnership Management, Inc.
                               (Principal Financial Officer)

                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                      Pages

          Report of Independent Certified Public Accountants           F-2

          Balance Sheets as of December 31, 1999 and 1998              F-3

          Statements of Operations for the years ended
           December 31, 1999, 1998 and 1997                            F-4

          Statements of Partners' Capital for the years ended
           December 31, 1999, 1998 and 1997                            F-5

          Statements of Cash Flows for the years ended
           December 31, 1999, 1998 and 1997                            F-6

          Notes to Financial Statements                             F-7 - F-12



























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund IV, L.P.

     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund IV, L.P. as of December 31, 1999 and 1998, and the related state-ments of operations, partners' capital and cash flows for each of the three years in the period ending December 31, 1999. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund IV, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.




Grant Thornton LLP
Philadelphia, Pennsylvania
February 11, 2000

                      FIDELITY LEASING INCOME FUND IV, L.P.

                                      BALANCE SHEETS


                                          ASSETS
                                                             December 31,

                                                      1999                 1998
     Cash and cash equivalents                    $1,070,066           $  556,543

     Accounts receivable                              40,594               63,126

     Due from related parties                         13,683               66,993

     Net investment in direct financing leases       618,763            1,046,488

     Equipment under operating leases
      (net of accumulated depreciation
      of $1,490,011 and $3,265,367,
      respectively)                                  577,852              560,126

     Equipment held for sale or lease                 31,624               31,623
                                                  __________           __________

              Total assets                        $2,352,582           $2,324,899
                                                  ==========           ==========


                              LIABILITIES AND PARTNERS' CAPITAL
     Liabilities:

           Lease rents paid in advance            $   51,356           $   27,867

           Accounts payable and
            accrued expenses                           9,464               12,608

           Due to related parties                     10,163               17,871
                                                   _________            _________

              Total liabilities                       70,983               58,346

     Partners' capital                             2,281,599            2,266,553
                                                  __________           __________

             Total liabilities and
              partners' capital                   $2,352,582           $2,324,899
                                                  ==========           ==========



The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                                 STATEMENTS OF OPERATIONS
                                                 For the years ended December 31,

                                                 1999          1998           1997
     Income:
       Rentals                                 $638,366     $1,188,283     $1,403,860
       Earned income on direct
        financing leases                         60,750         37,206           -
       Interest                                  36,256         47,571         58,962
       Gain on sale of equipment, net           119,616         24,727           -
       Other                                     27,136         14,821          2,715
                                               ________     __________     __________

                                                882,124      1,312,608      1,465,537
                                               ________     __________     __________

     Expenses:
       Depreciation                             327,235        613,376        792,301
       Write-down of equipment
        to net realizable value                  17,000        251,436         38,218
       General and administrative                35,789         47,116         28,737
       General and administrative to
        related party                            58,688         67,846         61,188
       Management fee to related party           51,862         66,690         82,217
       Loss on sale of equipment, net               -             -            17,292
                                               ________     __________     __________
                                                490,574      1,046,464      1,019,953
                                               ________     __________     __________

     Net income                                $391,550     $  266,144     $  445,584
                                               ========     ==========     ==========

     Net income per equivalent
      limited partnership unit                 $  37.08     $    25.51     $    42.54
                                               ========     ==========     ==========

     Weighted average number of
      equivalent limited partnership
      units outstanding during the year          10,183         10,023         10,145
                                               ========     ==========     ==========









The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                              STATEMENTS OF PARTNERS' CAPITAL
                    For the years ended December 31, 1999, 1998 and 1997


                                         General      Limited Partners
                                         Partner     Units       Amount        Total
                                         _______     __________________        _____
     Balance, January 1, 1997            $ 4,499     41,379   $2,275,326    $2,279,825

     Cash distributions                  (14,000)      -        (386,000)     (400,000)

     Net income                           14,000       -         431,584       445,584
                                         _______     ______   __________     _________

     Balance, December 31, 1997            4,499     41,379    2,320,910     2,325,409

     Cash distributions                  (11,375)      -        (313,625)     (325,000)

     Net income                           10,500       -         255,644       266,144
                                         _______     ______   __________     _________

     Balance, December 31, 1998            3,624     41,379    2,262,929     2,266,553

     Cash distributions                  (13,125)      -        (361,875)     (375,000)

     Redemptions                            -           (45)      (1,504)       (1,504)

     Net income                           14,000       -         377,550       391,550
                                         _______     ______   __________    __________

     Balance, December 31, 1999          $ 4,499     41,334   $2,277,100    $2,281,599
                                         =======     ======   ==========    ==========


















The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                                 STATEMENTS OF CASH FLOWS
                                                  For the years ended December 31,
                                                  1999         1998          1997
     Cash flows from operating activities:
       Net income                             $  391,550    $  266,144    $  445,584
                                              __________    __________    __________
       Adjustments to reconcile net
        income to net cash provided
        by operating activities:
          Depreciation                           327,235       613,376       792,301
          Write-down of equipment to
           net realizable value                   17,000       251,436        38,218
          (Gain) loss on sale of
           equipment, net                       (119,616)      (24,727)       17,292
          (Increase) decrease in
           accounts receivable                    22,532        15,075       (32,436)
          (Increase) decrease in due
           from related parties                   53,310       (60,656)       23,731
          Increase (decrease) in lease
           rents paid in advance                  23,489       (79,127)       16,262
          Increase (decrease) in
           other, net                            (10,852)        1,966         9,672
                                              __________    __________    __________
                                                 313,098       717,343       865,040
                                              __________    __________    __________
       Net cash provided by
        operating activities                     704,648       983,487     1,310,624
                                              __________    __________    __________
     Cash flows from investing activities:
       Acquisition of equipment                 (380,365)     (559,110)     (457,785)
       Investment in direct financing leases        -       (1,127,157)         -
       Proceeds from direct financing
        leases, net of earned income             427,725        80,669          -
       Proceeds from sale of equipment           138,019       120,425        14,618
                                              __________    __________    __________
       Net cash provided by (used in)
        investing activities                     185,379    (1,485,173)     (443,167)
                                              __________    __________    __________
     Cash flows from financing activities:
       Distributions                            (375,000)     (325,000)     (400,000)
       Redemptions of capital                     (1,504)         -             -
                                              __________    __________    __________
       Net cash used in financing
        activities                              (376,504)     (325,000)     (400,000)
                                              __________    __________    __________
       Increase (decrease) in cash
        and cash equivalents                     513,523      (826,686)      467,457
       Cash and cash equivalents,
        beginning of year                        556,543     1,383,229       915,772
                                              __________    __________    __________
       Cash and cash equivalents,
        end of year                           $1,070,066    $  556,543    $1,383,229
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

Significant Fourth Quarter Adjustments

     Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, techno-logical developments and information provided in third party publications. Based upon this review, the Fund recorded an adjustment of approximately $29,000 and $12,000 or $2.89 and $1.18 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1998 and 1997, re-spectively. There were no significant fourth quarter adjustments made in 1999.

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

     The Fund's operating system is Year 2000 capable. Additionally, all of the main software systems used to generate information for the Fund are Year 2000 compliant.

     The costs incurred to make the software systems Year 2000 compliant were not material as of December 31, 1999.

     Furthermore, all significant outside suppliers have been contacted to ensure that their systems are Year 2000 compliant. The Fund has not experi-enced any problems with outside suppliers regarding Year 2000 compliance issues.

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

                       FIDELITY LEASING INCOME FUND IV, L.P.

5.  EQUIPMENT LEASED

     Equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 23 to 60 months.

     In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1999, 1998 and 1997, approxi-mately $17,000, $251,000 and $38,000, respectively was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the equipment in subsequent years.

     The net investment in direct financing leases as of December 31, 1999 is as follows:

              Net minimum lease payments to be received          $694,000
              Unearned rental income                              (75,000)
              Unguaranteed residuals                                 -
                                                                 ________
                                                                 $619,000
                                                                 ========

     The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of December 31 are as follows:

                                                            Direct
                                     Operating             Financing

                  2000                $296,000              $204,000
                  2001                 248,000               204,000
                  2002                 164,000               204,000
                  2003                  36,000                82,000
                                      ________              ________
                                      $744,000              $694,000
                                      ========              ========

                       FIDELITY LEASING INCOME FUND IV, L.P.

6.  RELATED PARTY TRANSACTIONS

     The General Partner receives 6% or 3% of rental payments on equipment under operating leases and full pay-out leases, respectively, for adminis-trative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees.

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

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs charged by the General Partner and its parent company during the years ended December 31:

                                        1999         1998        1997

        Management fee                $51,862      $66,690     $82,217
        Reimbursable costs             58,688       67,846      61,188

     During 1999, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America, Inc. served as a director. In November 1999, Hudson United Bancorp acquired JeffBanks, Inc. The Fund maintains its banking relationship with Hudson United Bancorp. The Chairman of Resource America, Inc. does not hold any position with Hudson United Bancorp.

     Amounts due from related parties at December 31, 1999 and 1998 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 1999 and 1998 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

7.  MAJOR CUSTOMERS

     For the year ended December 31, 1999, three customers accounted for 42%, 27% and 14% of the Fund's rental income. For the year ended December 31, 1998, four customers accounted for 34%, 21%, 15% and 12% of the Fund's rental income. For the year ended December 31, 1997, three customers generated
31%, 27% and 15% of the Fund's rental income.

                       FIDELITY LEASING INCOME FUND IV, L.P.

8.  CASH DISTRIBUTIONS

     Below is a summary of the quarterly cash distributions paid to partners during the years ended December 31:

        Month of Distribution               1999           1998           1997
               February                  $ 75,000       $100,000       $100,000
               May                        100,000         75,000        100,000
               August                     100,000         75,000        100,000
               November                   100,000         75,000        100,000
                                         ________       ________       ________
                                         $375,000       $325,000       $400,000
                                         ========       ========       ========

     In addition, the General Partner declared and paid a cash distribution of $100,000 in February 2000 for the three months ended December 31, 1999, to all admitted partners as of December 31, 1999.