Form 10-Q
period 2000-03-31
FIDELITY LEASING INCOME FUND IV L P
filed 2000-05-11
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

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

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS
                                       ASSETS

                                          (Unaudited)             (Audited)
                                           March 31,             December 31,
                                             2000                    1999
                                          ___________            ____________

Cash and cash equivalents                 $1,059,409             $1,070,066

Accounts receivable                           55,440                 40,594

Due from related parties                       2,442                 13,683

Equipment under operating leases
 (net of accumulated depreciation
 of $1,548,606 and $1,490,011,
 respectively)                               583,564                577,852

Net investment in direct
 financing leases                            577,887                618,763

Equipment held for sale or lease              31,623                 31,624
                                          __________             __________

       Total assets                       $2,310,365             $2,352,582
                                          ==========             ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   51,502             $   51,356

     Accounts payable and
      accrued expenses                        15,478                  9,464

     Due to related parties                   10,262                 10,163
                                          __________             __________

       Total liabilities                      77,242                 70,983

Partners' capital                          2,233,123              2,281,599
                                          __________             __________
       Total liabilities and
        partners' capital                 $2,310,365             $2,352,582
                                          ==========             ==========

The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND IV, L.P.

                             STATEMENTS OF OPERATIONS
                For the three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                                    2000              1999
                                                  ________          ________

Income:
     Rentals                                      $110,611          $204,112
     Earned income on direct financing leases       10,166            19,111
     Interest                                       17,069             5,952
     Gain on sale of equipment, net                   -               88,030
     Other                                           1,552             1,542
                                                  ________          ________

                                                   139,398           318,747
                                                  ________          ________

Expenses:
     Depreciation                                   58,595           105,690
     Write-down of equipment to net realizable
       value                                          -               10,000
     General and administrative                     11,923             9,371
     General and administrative to related
       party                                         9,188            13,624
     Management fee to related party                 8,168            15,707
                                                  ________          ________

                                                    87,874           154,392
                                                  ________          ________

Net income (loss)                                 $ 51,524          $164,355
                                                  ========          ========


Net income (loss) per equivalent
  limited partnership unit                        $   4.78          $  15.74
                                                  ========          ========


Weighted average number of
  equivalent limited partnership
  units outstanding during the period               10,041            10,219
                                                  ========          ========



The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                   For the three months ended March 31, 2000

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount        Total
                                  _______     _____     ______        _____

Balance, January 1, 2000          $ 4,499     41,334  $2,277,100   $2,281,599

Cash distributions                 (3,500)      -        (96,500)    (100,000)

Net income                          3,500       -         48,024       51,524
                                  _______     ______  __________   __________

Balance, March 31, 2000           $ 4,499     41,334  $2,228,624   $2,233,123
                                  =======     ======  ==========   ==========





























The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2000 and 1999
                                  (Unaudited)

                                                    2000            1999
                                                 _________       _________
Cash flows from operating activities:
     Net income (loss)                           $   51,524      $ 164,355
                                                 __________      _________
     Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
     Depreciation                                    58,595        105,690
     Write-down of equipment to net realizable
      value                                            -            10,000
     (Gain) loss on sale of equipment, net             -           (88,030)
     (Increase) decrease in accounts receivable     (14,846)       (28,304)
     (Increase) decrease in due from related
      parties                                        11,241        (37,301)
     Increase (decrease) in accounts payable
      and accrued expenses                            6,014          7,037
     Increase (decrease) in other, net                  245         (3,371)
                                                 __________      _________
                                                     61,249        (34,279)
                                                 __________      _________
     Net cash provided by operating activities      112,773        130,076
                                                 __________      _________
Cash flows from investing activities:
     Acquisition of equipment                       (64,306)      (123,790)
     Proceeds from direct financing leases,
      net of earned income                           40,876         50,192
     Proceeds from sale of equipment                   -            88,030
                                                 __________      _________
     Net cash provided by (used in)
      investing activities                          (23,430)        14,432
                                                 __________      _________
Cash flows from financing activities:
     Distributions                                 (100,000)       (75,000)
                                                 __________      _________

     Net cash used in financing activities         (100,000)       (75,000)
                                                 __________      _________
     Increase (decrease) cash and
      cash equivalents                              (10,657)        69,508
     Cash and cash equivalents, beginning
      of period                                   1,070,066        556,543
                                                 __________      _________
     Cash and cash equivalents, end of period    $1,059,409      $ 626,051
                                                 ==========      =========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2000

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

1.  EQUIPMENT LEASED

    Equipment on lease consists of equipment under operating leases.
    The lessees have agreements with the manufacturer to provide mainte-nance for the leased equipment. The Fund's operating leases are for initial lease terms of 29 to 58 months. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equip-ment to its estimated net realizable value when the amounts are reason-ably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, there was no charge to write-down of equipment to net realizable value during the quarter ended
    March 31, 2000 and $10,000 was charged to write-down of equipment to net realizable value for the quarter ended March 31, 1999. Any future losses are dependent upon unanticipated technological developments af-fecting the types of equipment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and estimated unguaranteed residuals upon ex-piration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 58 to 60 months.

    Unguaranteed residuals for direct financing leases represent the esti-mated amounts recoverable at lease termination from lease extensions or disposition of equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

                      FIDELITY LEASING INCOME FUND IV, L.P.

1.  EQUIPMENT LEASED (continued)

    The net investment in direct financing leases as of March 31, 2000 is as follows:

          Minimum lease payments to be received       $643,000
          Unearned rental income                       (65,000)
          Expected future residuals                       -
                                                      ________
                                                      $578,000
                                                      ========

    The future approximate minimum rentals to be received on noncancel-lable operating and direct financing leases as of March 31, 2000 are as follows:


      Years Ending December 31             Operating     Direct Financing
      ________________________             _________     ________________

                2000                       $255,000         $153,000
                2001                        278,000          204,000
                2002                        179,000          204,000
                2003                         36,000           82,000
                                           ________         ________
                                           $748,000         $643,000
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

                      FIDELITY LEASING INCOME FUND IV, L.P.

2.  RELATED PARTY TRANSACTIONS (continued)

    Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31:
                                               2000             1999
                                             ________         ________

          Management fee                      $8,168          $15,707
          Reimbursable costs                   9,188           13,624

    Amounts due from related parties at March 31, 2000 and December 31, 1999 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 2000 and December 31, 1999 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $100,000 in May 2000 for the three months ended March 31, 2000, to all admitted partners as of March 31, 2000.

                      FIDELITY LEASING INCOME FUND IV, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $139,398 and $318,747 for the three months ended March 31, 2000 and 1999, respectively. Rental income from the leasing of equipment accounted for 79% and 64% of total revenues for the first quarter of 2000 and 1999, respectively. The decrease in revenues was partially attributable to the decrease in rental income. Rental income decreased by approximately $94,000 in 2000 because of equipment under operating leases that came off lease and was sold since the first quarter of 1999. Additionally, the decrease in net gain on sale of equipment accounted for a portion of the overall decrease in revenues. There was no net gain on sale of equipment recognized during the first quarter of 2000 compared to $88,030 of net gain on sale of equipment recognized during the first quarter of 1999. The overall decrease in revenues was mitigated somewhat by the increase in interest income earned by the Fund. The Fund had larger cash balances available for short-term investment in the first quarter of 2000 compared to the first quarter of 1999.

    Expenses were $87,874 and $154,392 during the three months ended
March 31, 2000 and 1999, respectively.  Depreciation expense comprised
67% and 68% of total expenses during the first quarter of 2000 and 1999, respectively. The decrease in expenses between the first quarter of 2000 and 1999 was primarily attributable to the decrease in depreciation expense. Depreciation expense decreased in 2000 because of equipment that came off lease and was sold since the first quarter of 1999. In addition, the de-crease in write-down of equipment to net realizable value contributed to the decrease in total expenses in the first quarter of 2000. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, there was no charge to operations to write down equipment to its estimated net realizable value during the three months ended March 31, 2000 compared to $10,000 of write-down of equipment to net realizable value in-curred for the three months ended March 31, 1999. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    For the three months ended March 31, 2000 and 1999, the Fund had net income of $51,524 and $164,355, respectively. The net income per equiva-lent limited partnership unit, after net income allocated to the General Partner was $4.78 and $15.74 based on a weighted average number of equiva-lent limited partnership units outstanding of 10,041 and 10,219 for the quarter ended March 31, 2000 and 1999, respectively.

    The Fund generated cash from operations of $110,119 and $192,015, for the purpose of determining cash available for distribution for the quarter ended March 31, 2000 and 1999, respectively. The Fund distributed $100,000

                      FIDELITY LEASING INCOME FUND IV, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

to partners in both May 2000 and 1999 for the first quarter of 2000 and 1999, respectively. A cash distribution of $100,000 and $75,000 was paid to partners during the first quarter of 2000 and 1999, respectively, for the three months ended December 31, 1999 and 1998, respectively. For finan-cial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to pur-chase equipment under operating leases or invest in direct financing leases with cash available from operations which was not distributed to partners in previous periods. During the first quarter of 2000 and 1999, the Fund pur-chased $64,306 and $123,790, respectively of equipment subject to operating leases. The equipment purchased during the quarter ended March 31, 2000 represents an upgrade to an existing lease schedule.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND IV, L.P.

                                 March 31, 2000

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

                     FIDELITY LEASING INCOME FUND IV, L.P.




            5-11-00     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)



            5-11-00     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)