Form 10-Q
period 2000-06-30
FIDELITY LEASING INCOME FUND IV L P
filed 2000-08-11
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

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

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS
                                       ASSETS

                                          (Unaudited)             (Audited)
                                           June 30,              December 31,
                                             2000                    1999
                                          ___________            ____________

Cash and cash equivalents                 $  851,181             $1,070,066

Accounts receivable                           99,663                 40,594

Due from related parties                        -                    13,683

Equipment under operating leases
 (net of accumulated depreciation
 of $1,620,478 and $1,490,011,
 respectively)                               724,355                577,852

Net investment in direct
 financing leases                            554,817                618,763

Equipment held for sale or lease              31,624                 31,624
                                          __________             __________

     Total assets                         $2,261,640             $2,352,582
                                          ==========             ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   52,079             $   51,356

     Accounts payable and
      accrued expenses                        10,050                  9,464

     Due to related parties                    6,431                 10,163
                                          __________             __________

       Total liabilities                      68,560                 70,983

Partners' capital                          2,193,080              2,281,599
                                          __________             __________
       Total liabilities and
        partners' capital                 $2,261,640             $2,352,582
                                          ==========             ==========

The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended        Six Months Ended
                                       June 30                 June 30
                                 2000          1999        2000        1999
                                 ____          ____        ____        ____

Income:
   Rentals                    $131,092      $192,505    $241,703     $396,617
   Earned income on direct
    financing leases             9,897        19,261      20,063       38,372
   Interest                      5,922         7,125      22,991       13,077
   Gain on sale of equipment,
    net                           -             -           -          88,030
   Other                         5,940        17,324       7,492       18,866
                              ________      ________    ________     ________

                               152,851       236,215     292,249      554,962
                              ________      ________    ________     ________

Expenses:
   Depreciation                 71,872       106,959     130,467      212,649
   Write-down of equipment
    to net realizable value       -            7,000        -          17,000
   General and administrative    1,701        15,951      13,624       25,322
   General and administrative
    to related party             9,864        16,958      19,052       30,582
   Management fee to related
    party                        9,457        11,081      17,625       26,788
                              ________      ________    ________     ________

                                92,894       157,949     180,768      312,341
                              ________      ________    ________     ________

Net income                    $ 59,957      $ 78,266    $111,481     $242,621
                              ========      ========    ========     ========

Net income per equivalent
  limited partnership unit    $   5.67      $   7.30    $  10.45     $  23.04
                              ========      ========    ========     ========

Weighted average number of
  equivalent limited
  partnership units outstanding
  during the period              9,956        10,237       9,998       10,228
                              ========      ========    ========     ========


The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                     For the six months ended June 30, 2000

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units      Amount        Total
                                  _______     _____      ______        _____

Balance, January 1, 2000          $4,499      41,334   $2,277,100   $2,281,599

Cash distributions                (7,000)       -        (193,000)    (200,000)

Net income                         7,000        -         104,481      111,481
                                  ______      ______   __________   __________

Balance, June 30, 2000            $4,499      41,334   $2,188,581   $2,193,080
                                  ======      ======   ==========   ==========





























The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                              STATEMENTS OF CASH FLOWS
                  For the six months ended June 30, 2000 and 1999
                                    (Unaudited)

                                                     2000          1999
                                                  _________     _________
Cash flows from operating activities:
     Net income                                  $  111,481      $242,621
                                                 __________      ________
     Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                   130,467       212,649
     Write-down of equipment to net realizable
      value                                            -           17,000
     Gain on sale of equipment, net                    -          (88,030)
     (Increase) decrease in accounts receivable     (59,069)        6,222
     (Increase) decrease in due from
      related parties                                13,683        15,936
     Increase (decrease) in other, net               (2,423)         (213)
                                                 __________      ________
                                                     82,658       163,564
                                                 __________      ________
     Net cash provided by operating activities      194,139       406,185
                                                 __________      ________
Cash flows from investing activities:
     Acquisition of equipment                      (276,971)     (380,486)
     Investment in direct financing leases          (20,077)         -
     Proceeds from sale of equipment                   -           88,030
     Proceeds from direct financing leases, net
      of earned income                               84,024       348,018
                                                 __________      ________
     Net cash provided by (used in)
      investing activities                         (213,024)       55,562
                                                 __________      ________
Cash flows from financing activities:
     Distributions                                 (200,000)     (175,000)
     Redemption                                        -             (182)
                                                 __________      ________
     Net cash used in financing activities         (200,000)     (175,182)
                                                 __________      ________
     Increase (decrease) in cash and
      cash equivalents                             (218,885)      286,565
     Cash and cash equivalents, beginning
      of period                                   1,070,066       556,543
                                                 __________      ________
     Cash and cash equivalents, end of period    $  851,181      $843,108
                                                 ==========      ========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1999 financial statements have been reclas-sified to conform to the presentation in 2000.

1.  EQUIPMENT LEASED

    Equipment on lease consists in part of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 23 to 60 months. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, there was no write-down of equipment to net realizable value for the six months ended June 30, 2000. For the six months ended June 30, 1999, $17,000 was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subse-quent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 34 to 60 months.

    Unguaranteed residuals for direct financing leases represent the esti-mated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

    The net investment in direct financing leases as of June 30, 2000 is as follows:

      Minimum lease payments to be received           $613,000
      Unearned rental income                           (58,000)
                                                      ________
                                                      $555,000
                                                      ========

                      FIDELITY LEASING INCOME FUND IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of June 30, 2000 are as follows:

                                                             Direct
       Years Ending December 31           Operating        Financing
       ________________________           _________        _________

                 2000                      $238,000         $106,000
                 2001                       386,000          212,000
                 2002                       233,000          212,000
                 2003                        36,000           83,000
                                           ________         ________
                                           $893,000         $613,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Follow-ing is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 2000 and 1999:

                                   Three Months Ended      Six Months Ended
                                         June 30               June 30
                                   2000          1999      2000        1999
                                   ____          ____      ____        ____

          Management fee          $9,457      $11,081     $17,625    $26,788
          Reimbursable costs       9,864       16,958      19,052     30,582

    Amounts due from related parties at December 31, 1999 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

                      FIDELITY LEASING INCOME FUND IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


2.  RELATED PARTY TRANSACTIONS (Continued)

    Amounts due to related parties at June 30, 2000 and December 31, 1999 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $100,000 in August 2000 for the three months ended June 30, 2000, to all admitted partners as of June 30, 2000.

                      FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $152,851 and
$236,215 for the three months ended June 30, 2000 and 1999, respectively and $292,249 and $554,962 for the six months ended June 30, 2000 and 1999, respectively. Rental income from the leasing of equipment accounted for 86% and 81% of total revenues for the second quarter of 2000 and 1999, respec-tively and 83% and 71% of total revenues for the first six months of 2000 and 1999, respectively. The decrease in total revenues for the six months ended June 30, 2000 was caused in part by the decrease in rental income.
Rental income decreased approximately $265,000 in 2000 because of equipment that terminated and was sold since the second quarter of 1999. This decrease was mitigated by an increase of approximately $110,000 resulting from equip-ment purchases made since June 1999. Additionally, the earned income on direct financing leases decreased during the first six months of 2000 compared to the first six months of 1999 because of an early termination of a direct fi-nancing lease in the second quarter of 1999. The decrease in this account also contributed to the overall decrease in revenues in 2000. Furthermore, the decrease in net gain on sale of equipment accounted for the decrease in total revenues in the first six months of 2000. There was no net gain on sale of equipment recognized during the six months ended June 30, 2000 compared to $88,030 of net gain on sale of equipment recognized during the six months ended June 30, 1999.

    Expenses were $92,894 and $157,949 for the second quarter of 2000 and 1999, respectively and $180,768 and $312,341 for the six months ended June 30, 2000 and 1999, respectively. Depreciation expense comprised 77% and 68% of total expenses for the second quarter of 2000 and 1999, respectively and 72% and 68% of total expenses for the six months ended June 30, 2000 and 1999, respectively. The decrease in expenses was primarily due to the decrease in depreciation expense resulting from equipment that terminated and was sold since June 1999. Additionally, the decrease in write-down of equipment to net realizable value also contributed to the decrease in total expenses.
Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, there was no write-down of equipment to net real-izable value during the six months ended June 30, 2000 compared to $17,000 for the six months ended June 30, 1999. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    The Fund's net income was $59,957 and $78,266 for the second quarter of 2000 and 1999, respectively and $111,481 and $242,621 for the six months ended June 30, 2000 and 1999, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $5.67 and $7.30 based on a weighted average number of equivalent limited partnership units outstanding of 9,956 and 10,237 for the quarter ended

                      FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

June 30, 2000 and 1999, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $10.45 and $23.04 based on a weighted average number of equivalent limited partnership units outstanding of 9,998 and 10,228 for the first six months of 2000 and 1999, respectively.

    The Fund generated cash from operations of $131,829 and $192,225 for the purpose of determining cash available for distribution, during the second quarter of 2000 and 1999, respectively and distributed $100,000 to partners in both August 2000 and 1999. For the six months ended June 30, 2000 and 1999, the Fund generated cash from operations of $241,948 and $384,240. The Fund distributed $100,000 to partners during the first six months of both 2000 and 1999 and $100,000 to partners in both August 2000 and 1999. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liqui-dated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equip-ment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in previous periods. During the first six months of 2000 and 1999, the Fund purchased $276,971 and $380,486, respectively, of equipment subject to operating leases. The Fund also invested $20,077 in a direct financing lease during the six months ended June 30, 2000.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND IV, L.P.
                                  June 30, 2000


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

                     FIDELITY LEASING INCOME FUND IV, L.P.




            8-11-00     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)



            8-11-00     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)