Form 10-Q
period 2000-09-30
FIDELITY LEASING INCOME FUND IV L P
filed 2000-11-13
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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

                      FIDELITY LEASING INCOME FUND IV, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                          (Unaudited)            (Audited)
                                         September 30,          December 31,
                                             2000                   1999
                                         _____________          ____________

Cash and cash equivalents                 $  959,171             $1,070,066

Accounts receivable                           38,243                 40,594

Due from related parties                      10,993                 13,683

Equipment under operating leases
 (net of accumulated depreciation
 of $1,700,529 and $1,490,011,
 respectively)                               644,305                577,852

Net investment in direct financing leases    510,934                618,763

Equipment held for sale or lease              31,622                 31,624
                                          __________             __________

       Total assets                       $2,195,268             $2,352,582
                                          ==========             ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   30,152             $   51,356

     Accounts payable and
      accrued expenses                        11,673                  9,464

     Due to related parties                    5,459                 10,163
                                          __________             __________

       Total liabilities                      47,284                 70,983

Partners' capital                          2,147,984              2,281,599
                                          __________             __________
          Total liabilities and
           partners' capital              $2,195,268             $2,352,582
                                          ==========             ==========

     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND IV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                      September 30          September 30
                                     2000      1999        2000      1999
                                     ____      ____        ____      ____

Income:
     Rentals                       $143,744  $136,148    $385,447  $532,765
     Earned income on direct
      financing leases                9,162    11,511      29,225    49,883
     Interest                        11,875    11,448      34,866    24,525
     Gain on sale of equipment,
      net                              -        4,586        -       92,616
     Other                            2,300     6,880       9,792    25,746
                                   ________  ________    ________  ________

                                    167,081   170,573     459,330   725,535
                                   ________  ________    ________  ________

Expenses:
     Depreciation                    80,052    58,668     210,519   271,317
     Write-down of equipment
      to net realizable value          -         -           -       17,000
     General and administrative 10,881 7,165 24,505 32,487 General and administrative
      to related party               11,028    13,000      30,080    43,582
     Management fee to related
      party                          10,216    17,438      27,841    44,226
                                   ________  ________    ________  ________

                                    112,177    96,271     292,945   408,612
                                   ________  ________    ________  ________

Net income                         $ 54,904  $ 74,302    $166,385  $316,923
                                   ========  ========    ========  ========


Net income per equivalent
  limited partnership unit         $   5.21  $   6.97    $  15.66  $  30.03
                                   ========  ========    ========  ========


Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period                   9,870    10,156       9,955    10,204
                                   ========  ========    ========  ========
     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND IV, L.P.

                          STATEMENT OF PARTNERS' CAPITAL

                   For the nine months ended September 30, 2000

                                   (Unaudited)

                                 General     Limited Partners
                                 Partner     Units     Amount       Total
                                 _______     _____     ______       _____

Balance, January 1, 2000         $ 4,499     41,334  $2,277,100   $2,281,599

Cash distributions               (10,500)      -       (289,500)    (300,000)

Net income                        10,500       -        155,885      166,385
                                 _______     ______  __________   __________
Balance, September 30, 2000      $ 4,499     41,334  $2,143,485   $2,147,984
                                 =======     ======  ==========   ==========


























     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                      2000          1999
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $  166,385    $  316,923
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    210,519       271,317
     Write-down of equipment to net
      realizable value                                  -           17,000
     (Gain) loss on sale of equipment, net              -          (92,616)
     (Increase) decrease in accounts receivable        2,351       (14,109)
     (Increase) decrease in due from related parties   2,690        59,542
     Increase (decrease) in lease rents paid
      in advance                                     (21,204)       13,536
     Increase (decrease) in accounts payable and
      accrued expenses                                 2,209        (5,159)
     Increase (decrease) in due to related parties    (4,704)       10,968
                                                  __________    __________
                                                     191,861       260,479
                                                  __________    __________
     Net cash provided by operating activities       358,246       577,402
                                                  __________    __________

Cash flows from investing activities:
     Acquisition of equipment                       (276,970)     (380,365)
     Investment in direct financing leases           (20,077)         -
     Proceeds from sale of equipment                    -          108,020
     Proceeds from direct financing leases,
      net of earned income                           127,906       387,549
                                                  __________    __________
     Net cash provided by (used in)
      investing activities                          (169,141)      115,204
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                  (300,000)     (275,000)
     Redemption                                         -           (1,572)
                                                  __________    __________
     Net cash used in financing activities          (300,000)     (276,572)
                                                  __________    __________
     Increase (decrease) in cash and
      cash equivalents                              (110,895)      416,034
     Cash and cash equivalents, beginning
      of period                                    1,070,066       556,543
                                                  __________    __________
     Cash and cash equivalents, end of period     $  959,171    $  972,577
                                                  ==========    ==========
     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000

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

1.  EQUIPMENT LEASED

    Equipment on lease consists in part of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 23 to 60 months. Generally, operating leases will not re-cover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recover-ability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the market-place are considered among other things, as part of this review. In accor-dance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, there was no write-down of equipment to net realizable value for the nine months ended September 30, 2000. For the nine months ended September 30, 1999, $17,000 was charged to write-down of equipment to net realizable value. Any future losses are de-pendent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13.
    This method provides for recognition of income (the excess of the ag-gregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 34 to 60 months.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposi-tion of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

                      FIDELITY LEASING INCOME FUND IV, L.P.

1.   EQUIPMENT LEASED (Continued)

    The net investment in direct financing leases as of September 30, 2000 is as follows:

          Minimum lease payments to be received          $560,000
          Unearned rental income                          (49,000)
          Expected future residuals                          -
                                                         ________
                                                         $511,000
                                                         ========

     The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of September 30, 2000 are as follows:
                                                                   Direct
            Years Ending December 31               Operating      Financing
            ________________________               _________      _________

                      2000                         $140,000       $ 53,000
                      2001                          386,000        212,000
                      2002                          233,000        212,000
                      2003                           36,000         83,000
                                                   ________       ________
                                                   $795,000       $560,000
                                                   ========       ========

    Subsequent to September 30, 2000, the Fund invested in approximately $406,000 of direct financing leases with initial lease terms of 2 to 35 months. The future approximate minimum rentals to be received on these noncancellable direct financing leases are $62,000 in 2000, $171,000 in 2001, $164,000 in 2002 and $61,000 in 2003.

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the

                      FIDELITY LEASING INCOME FUND IV, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

    General Partner or its parent company during the three and nine months ended September 30, 2000 and 1999:

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                   2000        1999        2000         1999
                                   ____        ____        ____         ____

          Management fee         $10,216     $17,438     $27,841      $44,226
          Reimbursable costs      11,028      13,000      30,080       43,582

    Amounts due from related parties at September 30, 2000 and December 31, 1999 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at September 30, 2000 and December 31, 1999 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $100,000 in November 2000 for the three months ended September 30, 2000, to all admitted partners as of September 30, 2000.

                      FIDELITY LEASING INCOME FUND IV, L.P


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $167,081 and $170,573 for the three months ended September 30, 2000 and 1999, respec-tively, and $459,330 and $725,535 for the nine months ended September 30, 2000 and 1999, respectively. Rental income from the leasing of equipment accounted for 86% and 80% of total revenues for the third quarter of 2000 and 1999, respectively, and 84% and 73% of total revenues for the first nine months of 2000 and 1999, respectively. The decrease in revenues was primarily attributable to a decrease in rental income. In 2000, rental income decreased by approximately $332,000 because of equipment that came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $185,000 of rents generated from equipment purchases made since the third quarter of 1999 as well as rents generated on 1999 equipment pur-chases for which a full nine months of rent was earned in 2000 and only a portion of the nine months of rent was earned in 1999. Additionally, the decrease in earned income on direct financing leases also contributed to the overall decrease in revenues during the nine months ended September 30, 2000. The decrease in this account was caused by the sale of a direct financing lease in the second quarter of 1999. Furthermore, the decrease in net gain on sale of equipment accounted for a portion of the decrease in total revenues in the first nine months of 2000. There was no net gain on sale of equipment recognized during the first nine months of 2000 compared to $92,616 of net gain on sale of equipment recognized during the first nine months of 1999. Other income also decreased during 2000 because the Fund collected approxi-mately $10,000 in late charges during the nine months ended September 30, 1999 compared to no late charges collected during the same period in 2000.

    Expenses were $112,177 and $96,271 during the three months ended
September 30, 2000 and 1999, respectively and $292,945 and $408,612 for the nine months ended September 30, 2000 and 1999, respectively. Depreciation expense comprised 71% and 61% of total expenses during the third quarter of 2000 and 1999, respectively and 72% and 66% of total expenses for the first nine months of 2000 and 1999, respectively. The decrease in expenses in 2000 was primarily caused by the decrease in depreciation expense resulting from equipment that terminated and was sold since September 1999. Addition-ally, the decrease in write-down of equipment to net realizable value also lowered the overall expenses for the nine months ended September 30, 2000. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, there was no charge to operations to write down equipment to its estimated net realizable value during the nine months ended September 30, 2000 compared to $17,000 for the nine months ended September 30, 1999. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. Furthermore, management fee to related party also decreased during the

                      FIDELITY LEASING INCOME FUND IV, L.P


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

first nine months of 2000 as a direct result of the decrease in rental income during this period. The decrease in this account also contributed to the overall decrease in expenses in 2000.

    For the three months ended September 30, 2000 and 1999, the Fund had net income of $54,904 and $74,302, respectively. For the nine months ended September 30, 2000 and 1999, the Fund had net income of $166,385 and $316,923, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $5.21 and $6.97 based on a weighted average number of equivalent limited partnership units outstanding of 9,870 and 10,156 for the quarter ended September 30, 2000 and 1999, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $15.66 and $30.03 based on a weighted average number of equivalent limited partnership units out-standing of 9,955 and 10,204 for the nine months ended September 30, 2000 and 1999, respectively.

    The Fund generated cash from operations of $134,956 and $128,384, for the purpose of determining cash available for distribution, during the third quarter of 2000 and 1999, respectively and distributed $100,000 to partners in both November 2000 and 1999. For the nine months ended September 30, 2000 and 1999, the Fund generated cash from operations of $376,904 and $512,624 and distributed $200,000 of these amounts to partners during both the nine months ended September 30, 2000 and 1999 and $100,000 to partners in both November 2000 and 1999. For financial statement purposes, the Fund records cash distri-butions to partners on a cash basis in the period in which they are paid.


ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to purchase equipment with cash available from operations that was not distributed to partners in previous periods. During the first nine months of 2000 and 1999, the Fund purchased $276,970 and $380,365, respectively, of equipment subject to operating leases. The Fund also invested $20,077 in direct financing leases during the nine months ended September 30, 2000.

    Subsequent to September 30, 2000, the Fund invested in approximately $406,000 of direct financing leases with initial lease terms of 2 to 35 months.

                      FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ANALYSIS OF FINANCIAL CONDITION (Continued)

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND IV, L.P.

                                September 30, 2000



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

                      FIDELITY LEASING INCOME FUND IV, L.P.




          11-13-00   By:  Freddie M. Kotek
          ________        ____________________________
           Date           Freddie M. Kotek
                          President of F.L. Partnership Management, Inc.
                          (Principal Operating Officer)




          11-13-00   By:  Marianne T. Schuster
          ________        ____________________________
           Date           Marianne T. Schuster
                          Vice President of F.L. Partnership Management, Inc.
                          (Principal Financial Officer)