Form 10-K
period 2000-12-31
FIDELITY LEASING INCOME FUND IV L P
filed 2001-03-29
CIK 810363

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2000

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

The number of outstanding limited partnership units of the Registrant at December 31, 2000 is 41,334.

There is no public market for these securities.

The index of Exhibits is located on page 11.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 2000, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment leased by the Fund under the operating and direct financing lease methods as of December 31, 2000:

Operating Leases:
                                               Purchase Price    Percentage of
      Type of Equipment                         of Equipment    Total Equipment

      Tape Storage Systems                      $  966,483           41.30%
      Technical Workstations and Terminals         658,651           28.14
      Communication Controllers                    276,653           11.82
      PCB Assembly Equipment                       271,215           11.59
      Electron Microscopes                         139,211            5.95
      Other                                         28,005            1.20
                                                __________          ______
      Totals                                    $2,340,218          100.00%
                                                ==========          ======

Direct Financing Leases:
                                               Purchase Price    Percentage of
      Type of Equipment                         of Equipment    Total Equipment

      PCB Assembly Equipment                    $  561,649           44.05%
      Tape Storage Systems                         470,768           36.93
      Technical Workstations and Terminals         236,449           18.55
      Other                                          6,034            0.47
                                                __________          ______
      Totals                                    $1,274,900          100.00%
                                                ==========          ======

     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equipment leased by the Fund under the operating and direct financing methods as of December 31, 2000:

Operating Leases:
                                               Purchase Price    Percentage of
      Type of Business                          of Equipment    Total Equipment

      Diversified Financial/Banking/Insurance   $  912,469           38.99%
      Computer/Data Processing                     740,670           31.65
      Manufacturing/Refining                       687,079           29.36
                                                __________          ______
      Totals                                    $2,340,218          100.00%
                                                ==========          ======

Direct Financing Leases:
                                               Purchase Price    Percentage of
      Type of Business                          of Equipment    Total Equipment

      Manufacturing/Refining                    $  565,964           44.39%
      Computer/Data Processing                     330,407           25.92
      Diversified Financial/Banking/Insurance      327,031           25.65
      Education                                     34,736            2.72
      Retailing/Consumer Goods                      16,762            1.32
                                                __________          ______
      Totals                                    $1,274,900          100.00%
                                                ==========          ======

Average Initial Term of Leases (in months):  32


Item 3.  LEGAL PROCEEDINGS

     Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (a) The Fund's limited partnership units are not publicly traded. There is no market for the Fund's limited partnership units and it is unlikely that any will develop.

     (b)  Number of Equity Security Holders:

                                                       Number of Partners
                         Title of Class              as of December 31, 2000

                    Limited Partnership Interests              1,562
                    General Partnership Interest                   1

Item 6.  SELECTED FINANCIAL DATA

                                     For the Years Ended December 31,
                           2000        1999         1998         1997         1996
     Total Income        $626,847     $882,124   $1,312,608   $1,465,537   $1,723,227
     Net Income           216,229      391,550      266,144      445,584      539,379
     Distributions to
      Partners            400,000      375,000      325,000      400,000      878,707
     Net Income per
      Equivalent Limited
      Partnership Unit      20.41        37.08        25.51        42.54        23.17
     Weighted Average Number
      of Equivalent Limited
      Partnership Units
      Outstanding During
      the Year              9,911       10,183       10,023       10,145       10,433

                                                 December 31
                          2000         1999         1998         1997         1996
     Total Assets      $2,153,297   $2,352,582   $2,324,899   $2,460,916   $2,389,398
     Equipment under
      Operating Leases
      and Equipment Held
      for Sale or Lease
      (Net)               595,877      609,476      591,749      993,149    1,397,793
     Net Investment in
      Direct Financing
      Leases              833,062      618,763    1,046,488        -             -
     Limited Partnership
      Units                41,334       41,334       41,379       41,379       41,379
     Limited Partners       1,562        1,562        1,557        1,551        1,551

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Fund had revenues of $626,847, $882,124, and $1,312,608 for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in revenues between 2000, 1999 and 1998 was partially caused by the decrease in rental income generated from equipment under operating leases. Rental income from the leasing of equipment accounted for 84%, 72% and 91% of total income in 2000, 1999 and 1998, respectively. In 2000, rental income decreased by approximately $109,000 because of equipment that came off lease and was re-leased at lower rental rates or was sold. In 1999, rental income decreased by approximately $444,000 because of equipment that came off lease and was released at lower rental rates or was sold. This decrease, however, was miti-gated by approximately $96,000 of rental income generated from equipment under an operating lease purchased in 1999 as well as rental income from a 1998 equipment purchase for which a full year of rental income was earned in 1999 and only a partial year was earned in 1998. Additionally, the Fund entered into a transaction in which it collected the remaining rents owed of approxi-mately $202,000 for one of its leases in the fourth quarter of 1998 which also accounted for the total decrease in rental income in 1999. The Fund recorded a net gain on sale of equipment of $300 for the twelve months ended Decem-ber 31, 2000 compared to $119,616 for the twelve months ended December 31, 1999 and $24,727 for the twelve months ended December 31, 1998. The fluctuation in this account also contributed to the overall decrease in revenues in 2000 and mitigated the amount of decrease in total revenues in 1999. Furthermore, the change in earned income on direct financing leases contributed to the decrease in total revenues in 2000 and reduced the decrease in total revenues in 1999. This account decreased in 2000 because of a lease that was sold in July 1999. This account increased in 1999 because the Fund invested in $1,127,000 of di-rect financing leases during the last six months of 1998 that generated a full year of earned income in 1999 and only a partial year of earned income in 1998.

     Expenses were $410,618, $490,574 and $1,046,464 for the years ended December 31, 2000, 1999 and 1998, respectively. Depreciation expense comprised 71%, 67% and 59% of total expenses in 2000, 1999 and 1998, respectively. The decrease in depreciation expense partially accounted for the overall decrease in expenses in 2000 and 1999. Depreciation expense decreased during these years because of equipment that terminated and was sold. Additionally, the decrease in write-down of equipment to net realizable value contributed to the decrease in total expenses in 2000 and in 1999. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In 2000, there was no write-down of equipment to net realizable value. In 1999 and 1998, approximately $17,000 and $251,000, respectively, was charged to write-down of equipment to net realizable value. The decrease in this account for the twelve months ended December 31, 2000 and 1999 contributed to the overall decrease in expenses in 2000 and 1999. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains, if any, upon actual sales of its equipment. Any future losses are dependent upon unanticipated technological developments affecting

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

the types of equipment in the portfolio in subsequent years. Furthermore, the decrease in general and administrative expense to related party contributed to the decrease in overall expenses in 2000 and 1999. The decrease in this account resulted from a decrease in expenses charged by the General Partner or its parent company for services and materials provided to the Fund during 2000 and 1999.

     The Fund's net income was $216,229, $391,550 and $266,144 for the years ended December 31, 2000, 1999 and 1998, respectively. The earnings per equiv-alent limited partnership unit, after earnings allocated to the General Partner, were $20.41, $37.08 and $25.51 for the years ended December 31, 2000, 1999 and 1998, respectively. The weighted average number of equivalent limited partnership units outstanding were 9,911, 10,183 and 10,023 for 2000, 1999 and 1998, respectively.

     The Fund generated cash from operations of $506,499, $616,169 and $1,106,229 for the purpose of determining cash available for distribution for the years ended December 31, 2000, 1999 and 1998, respectively. The Fund distributed $300,000, $300,000 and $225,000 of those amounts during the period April 1 through December 31, 2000, 1999 and 1998, respectively, and during the first quarter of 2001, 2000 and 1999, the Fund distributed $100,000, $100,000 and $75,000 of those amounts, respectively. The Fund also paid a cash distri-bution of $100,000 to partners during the first quarter of 1998 for the last quarter of the previous year. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

Analysis of Financial Condition

     The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liqui-dated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equip-ment for lease or invest in direct financing leases for terms consistent with the plan of dissolution. During the years ended December 31, 2000, 1999 and 1998, the Fund purchased equipment of $276,971, $380,365 and $559,110, respec-tively. The Fund also invested $425,941 and $1,127,157 in direct financing leases during the twelve months ended December 31, 2000 and 1998, respectively.

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

     FREDDIE M. KOTEK, age 45, Chairman of the Board of Directors, President, and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since September 1995. President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 2000. Executive Vice President of Resource Properties, Inc. from 1993 to 2000.

     MICHAEL L. STAINES, age 51, Director and Secretary of FLPMI since September 1995. Director of Resource America from 1989 to 2000 and Senior Vice President of Resource America since 1989. Chief Operating Officer, Secretary and Managing Board Member of Atlas Pipeline Partners G.P., LLC since its formation in 1999. President, Secretary and a direc-tor of Resource Energy, Inc. (a wholly owned subsidiary of Resource America) since 1993.

     SCOTT F. SCHAEFFER, age 38, Director of FLPMI since September 1995. President of RAIT Investment Trust (a publicly traded real estate invest-ment trust) since October 2000. Vice Chairman of the Board of Resource America from 1998 to September 2000 and Executive Vice President of Re-source America from 1997 to 1998. Prior thereto, Senior Vice President of Resource America since 1995. President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) from 1992 to September 2000.

     Others:

     MARIANNE T. SCHUSTER, age 42, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 33, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 2000:

          Name of Individual or         Capacities in
             Number in Group            Which Served         Compensation

            F.L. Partnership
             Management, Inc.           General Partner         $42,185(1)
                                                                =======

          (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 2000, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2000, the Fund was charged $42,185 of management fees by the General Partner. The General Partner will continue to receive 6% or 3% of rental payments on equipment under operating leases or full pay-out leases, respectively for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees.

     The General Partner also receives 3.5% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their units plus a 10% compounded Priority Return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 2000, the General Partner received $14,000 of cash distributions.

     The Fund incurred $43,459 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 2000.

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

                  FIDELITY LEASING INCOME FUND IV, L.P.
                  A Delaware limited partnership

                  By:  F.L. PARTNERSHIP MANAGEMENT, INC.

                       /s/ Freddie M. Kotek
                  By:  ___________________________
                       Freddie M. Kotek, Chairman and President

Dated March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                            Date



/s/ Freddie M. Kotek
____________________________  Chairman of the Board of Directors        3-29-01
Freddie M. Kotek               and President of F.L. Partnership
                               Management, Inc.
                               (Principal Executive Officer)



/s/ Michael L. Staines
____________________________  Director of F.L. Partnership              3-29-01
Michael L. Staines             Management, Inc.



/s/ Marianne T. Schuster
____________________________  Vice President and Controller             3-29-01
Marianne T. Schuster           of F.L. Partnership Management, Inc.
                               (Principal Financial Officer)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                      Pages

          Report of Independent Certified Public Accountants           F-2

          Balance Sheets as of December 31, 2000 and 1999              F-3

          Statements of Operations for the years ended
           December 31, 2000, 1999 and 1998                            F-4

          Statements of Partners' Capital for the years ended
           December 31, 2000, 1999 and 1998                            F-5

          Statements of Cash Flows for the years ended
           December 31, 2000, 1999 and 1998                            F-6

          Notes to Financial Statements                             F-7 - F-11



























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund IV, L.P.

     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund IV, L.P. as of December 31, 2000 and 1999, and the related state-ments of operations, partners' capital and cash flows for each of the three years in the period ending December 31, 2000. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the finan-cial statements are free of material misstatement. An audit includes examin-ing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi-ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund IV, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




Grant Thornton LLP
Philadelphia, Pennsylvania
February 16, 2001

                      FIDELITY LEASING INCOME FUND IV, L.P.

                                      BALANCE SHEETS


                                          ASSETS
                                                             December 31,

                                                      2000                 1999
     Cash and cash equivalents                    $  662,734           $1,070,066

     Accounts receivable                              30,918               40,594

     Due from related parties                         30,706               13,683

     Net investment in direct financing leases       833,062              618,763

     Equipment under operating leases
      (net of accumulated depreciation
      of $1,775,965 and $1,490,011,
      respectively)                                  564,253              577,852

     Equipment held for sale or lease                 31,624               31,624
                                                  __________           __________

              Total assets                        $2,153,297           $2,352,582
                                                  ==========           ==========


                              LIABILITIES AND PARTNERS' CAPITAL
     Liabilities:

           Lease rents paid in advance            $   26,192           $   51,356

           Accounts payable and
            accrued expenses                          16,302                9,464

           Due to related parties                     12,975               10,163
                                                  __________           __________

              Total liabilities                       55,469               70,983

     Partners' capital                             2,097,828            2,281,599
                                                  __________           __________

              Total liabilities and
               partners' capital                  $2,153,297           $2,352,582
                                                  ==========           ==========



The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                                 STATEMENTS OF OPERATIONS
                                                 For the years ended December 31,

                                                 2000          1999           1998
     Income:
       Rentals                                 $529,386       $638,366     $1,188,283
       Earned income on direct
        financing leases                         44,277         60,750         37,206
       Interest                                  40,817         36,256         47,571
       Gain on sale of equipment, net               300        119,616         24,727
       Other                                     12,067         27,136         14,821
                                               ________       ________     __________

                                                626,847        882,124      1,312,608
                                               ________       ________     __________

     Expenses:
       Depreciation                             290,570        327,235        613,376
       Write-down of equipment
        to net realizable value                    -            17,000        251,436
       General and administrative                34,404         35,789         47,116
       General and administrative to
        related party                            43,459         58,688         67,846
       Management fee to related party           42,185         51,862         66,690
                                               ________       ________     __________
                                                410,618        490,574      1,046,464
                                               ________       ________     __________

     Net income                                $216,229       $391,550     $  266,144
                                               ========       ========     ==========

     Net income per equivalent
      limited partnership unit                 $  20.41       $  37.08     $    25.51
                                               ========       ========     ==========

     Weighted average number of
      equivalent limited partnership
      units outstanding during the year           9,911         10,183         10,023
                                               ========       ========     ==========









The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                              STATEMENTS OF PARTNERS' CAPITAL
                    For the years ended December 31, 2000, 1999 and 1998


                                         General      Limited Partners
                                         Partner     Units       Amount        Total
                                         _______     __________________        _____
     Balance, January 1, 1998            $ 4,499     41,379   $2,320,910    $2,325,409

     Cash distributions                  (11,375)      -        (313,625)     (325,000)

     Net income                           10,500       -         255,644       266,144
                                         _______     ______   __________    __________

     Balance, December 31, 1998            3,624     41,379    2,262,929     2,266,553

     Cash distributions                  (13,125)      -        (361,875)     (375,000)

     Redemptions                            -          (45)       (1,504)       (1,504)

     Net income                           14,000       -         377,550       391,550
                                         _______     ______   __________    __________

     Balance, December 31, 1999            4,499     41,334    2,277,100     2,281,599

     Cash distributions                  (14,000)      -        (386,000)     (400,000)

     Net income                           14,000       -         202,229       216,229
                                         _______     ______   __________    __________

     Balance, December 31, 2000          $ 4,499     41,334   $2,093,329    $2,097,828
                                         =======     ======   ==========    ==========
















The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                                 STATEMENTS OF CASH FLOWS
                                                  For the years ended December 31,
                                                  2000         1999          1998
     Cash flows from operating activities:
       Net income                             $  216,229    $  391,550    $  266,144
                                              __________    __________    __________
       Adjustments to reconcile net
        income to net cash provided
        by operating activities:
          Depreciation                           290,570       327,235       613,376
          Write-down of equipment to
           net realizable value                     -           17,000       251,436
          (Gain) loss on sale of
           equipment, net                           (300)     (119,616)      (24,727)
          (Increase) decrease in
           accounts receivable                     9,676        22,532        15,075
          (Increase) decrease in due
           from related parties                  (17,023)       53,310       (60,656)
          Increase (decrease) in lease
           rents paid in advance                 (25,164)       23,489       (79,127)
          Increase (decrease) in
           other, net                              9,650       (10,852)        1,966
                                              __________    __________    __________
                                                 267,409       313,098       717,343
                                              __________    __________    __________
       Net cash provided by
        operating activities                     483,638       704,648       983,487
                                              __________    __________    __________
     Cash flows from investing activities:
       Acquisition of equipment                 (276,971)     (380,365)     (559,110)
       Investment in direct financing leases    (425,941)         -       (1,127,157)
       Proceeds from direct financing
        leases, net of earned income             211,642       427,725        80,669
       Proceeds from sale of equipment               300       138,019       120,425
                                              __________    __________    __________
       Net cash provided by (used in)
        investing activities                    (490,970)      185,379    (1,485,173)
                                              __________    __________    __________
     Cash flows from financing activities:
       Distributions                            (400,000)     (375,000)     (325,000)
       Redemptions of capital                       -           (1,504)         -
                                              __________    __________    __________
       Net cash used in financing
        activities                              (400,000)     (376,504)     (325,000)
                                              __________    __________    __________
       Increase (decrease) in cash
        and cash equivalents                    (407,332)      513,523      (826,686)
       Cash and cash equivalents,
        beginning of year                      1,070,066       556,543     1,383,229
                                              __________    __________    __________
       Cash and cash equivalents,
        end of year                           $  662,734    $1,070,066    $  556,543
                                              ==========    ==========    ==========


The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                           NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund IV, L.P. (the "Fund") was formed in December 1986. The General Partner of the Fund is F.L. Partnership Management, Inc. ("FLPMI") which is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. (Resource America). The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires equip-ment including printers, tape storage devices, data communications equipment, computer terminals, technical workstations and networking equipment, as well as other electronic equipment, which is leased to third parties throughout the United States on a short-term basis.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

     Financial instruments which potentially subject the Fund to concentra-tions of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in money market savings accounts.

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

Use of Estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Significant Fourth Quarter Adjustments

     Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, techno-logical developments and information provided in third party publications. Based upon this review, there were no significant fourth quarter adjustments made in 2000 and 1999. The Fund recorded an adjustment of approximately $29,000 or $2.89 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1998.

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

     In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recog-nizes gains upon actual sale of its rental equipment. As a result, there was no write-down of equipment to net realizable value in 2000. In 1999 and 1998, approximately $17,000 and $251,000, respectively, was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unan-ticipated technological developments affecting the equipment in subsequent years.

     The net investment in direct financing leases as of December 31, 2000 is as follows:

              Net minimum lease payments to be received          $919,000
              Unearned rental income                              (86,000)
              Unguaranteed residuals                                 -
                                                                 ________
                                                                 $833,000
                                                                 ========

                       FIDELITY LEASING INCOME FUND IV, L.P.

4.  EQUIPMENT LEASED (Continued)

     The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of December 31 are as follows:

                                                            Direct
                                     Operating             Financing

                  2001                $428,000              $399,000
                  2002                 233,000               376,000
                  2003                  39,000               144,000
                                      ________              ________
                                      $700,000              $919,000
                                      ========              ========

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

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs charged by the General Partner and its parent company during the years ended December 31:

                                        2000         1999        1998

        Management fee                $42,185      $51,862     $66,690
        Reimbursable costs             43,459       58,688      67,846

     During 1999, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America served as a director. In November 1999, Hudson United Bancorp acquired JeffBanks, Inc. The Fund maintains a normal banking relationship with Hudson United Bancorp. As of December 31, 2000 and 1999, the Chairman of Resource America did not hold any position with Hudson United Bancorp.

     Amounts due from related parties at December 31, 2000 and 1999 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

                       FIDELITY LEASING INCOME FUND IV, L.P.

5.  RELATED PARTY TRANSACTIONS (Continued)

     Amounts due to related parties at December 31, 2000 and 1999 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  MAJOR CUSTOMERS

     For the year ended December 31, 2000, three customers accounted for 50%, 32% and 10% of the Fund's rental income. For the year ended December 31, 1999, three customers accounted for 42%, 27% and 14% of the Fund's rental income.
For the year ended December 31, 1998, four customers accounted for 34%, 21%, 15% and 12% of the Fund's rental income.

7.  CASH DISTRIBUTIONS

     Below is a summary of the quarterly cash distributions paid to partners during the years ended December 31:

        Month of Distribution               2000           1999           1998
               February                  $100,000       $ 75,000       $100,000
               May                        100,000        100,000         75,000
               August                     100,000        100,000         75,000
               November                   100,000        100,000         75,000
                                         ________       ________       ________
                                         $400,000       $375,000       $325,000
                                         ========       ========       ========

     In addition, the General Partner declared and paid a cash distribution of $100,000 in February 2001 for the three months ended December 31, 2000, to all admitted partners as of December 31, 2000.