Form 10-Q
period 2001-03-31
FIDELITY LEASING INCOME FUND IV L P
filed 2001-05-15
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS
                                       ASSETS

                                          (Unaudited)             (Audited)
                                           March 31,             December 31,
                                             2001                    2000
                                          ___________            ____________

Cash and cash equivalents                 $  822,741             $  662,734

Accounts receivable                           60,918                 30,918

Due from related parties                       5,903                 30,706

Equipment under operating leases
 (net of accumulated depreciation
 of $1,858,413 and $1,775,965,
 respectively)                               496,981                564,253

Net investment in direct
 financing leases                            720,990                833,062

Equipment held for sale or lease              31,624                 31,624
                                          __________             __________

       Total assets                       $2,139,157             $2,153,297
                                          ==========             ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   28,055             $   26,192

     Accounts payable and
      accrued expenses                        16,986                 16,302

     Due to related parties                   50,561                 12,975
                                          __________             __________

       Total liabilities                      95,602                 55,469

Partners' capital                          2,043,555              2,097,828
                                          __________             __________
       Total liabilities and
        partners' capital                 $2,139,157             $2,153,297
                                          ==========             ==========

The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND IV, L.P.

                             STATEMENTS OF OPERATIONS
                For the three months ended March 31, 2001 and 2000

                                   (Unaudited)

                                                    2001              2000
                                                  ________          ________

Income:
     Rentals                                      $142,556          $110,611
     Earned income on direct financing leases       16,113            10,166
     Interest                                        6,695            17,069
     Other                                             349             1,552
                                                  ________          ________

                                                   165,713           139,398
                                                  ________          ________

Expenses:
     Depreciation                                   82,447            58,595
     General and administrative                      8,089            11,923
     General and administrative to related
       party                                        14,700             9,188
     Management fee to related party                14,750             8,168
                                                  ________          ________

                                                   119,986            87,874
                                                  ________          ________

Net income                                        $ 45,727          $ 51,524
                                                  ========          ========


Net income per equivalent limited
  partnership unit                                $   4.37          $   4.78
                                                  ========          ========


Weighted average number of
  equivalent limited partnership
  units outstanding during the period                9,672            10,041
                                                  ========          ========




The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                   For the three months ended March 31, 2001

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount        Total
                                  _______     _____     ______        _____

Balance, January 1, 2001           $4,499     41,334  $2,093,329   $2,097,828

Cash distributions                 (3,500)      -        (96,500)    (100,000)

Net income                          3,500       -         42,227       45,727
                                   ______     ______  __________   __________

Balance, March 31, 2001            $4,499     41,334  $2,039,056   $2,043,555
                                   ======     ======  ==========   ==========





























The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2001 and 2000
                                  (Unaudited)

                                                     2001           2000
                                                  _________      _________
Cash flows from operating activities:
     Net income                                    $ 45,727      $  51,524
                                                   ________      _________
     Adjustments to reconcile net income to
      net cash provided by  operating activities:
     Depreciation                                    82,447         58,595
     (Increase) decrease in accounts receivable     (30,000)       (14,846)
     (Increase) decrease in due from related
      parties                                        24,803         11,241
     Increase (decrease) in lease rents paid
      in advance                                      1,863            245
     Increase (decrease) in accounts payable
      and accrued expenses                              684          6,014
     Increase (decrease) in due to related parties   37,586           -
                                                   ________     __________
                                                    117,383         61,249
                                                   ________     __________
     Net cash provided by operating activities      163,110        112,773
                                                   ________     __________
Cash flows from investing activities:
     Acquisition of equipment                       (15,175)       (64,306)
     Proceeds from direct financing leases,
      net of earned income                          112,072         40,876
                                                   ________     __________
     Net cash provided by (used in)
      investing activities                           96,897        (23,430)
                                                   ________     __________
Cash flows from financing activities:
     Distributions                                 (100,000)      (100,000)
                                                   ________     __________

     Net cash used in financing activities         (100,000)      (100,000)
                                                   ________     __________
     Increase (decrease) cash and
      cash equivalents                              160,007        (10,657)
     Cash and cash equivalents, beginning
      of period                                     662,734      1,070,066
                                                   ________     __________
     Cash and cash equivalents, end of period      $822,741     $1,059,409
                                                   ========     ==========


The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2001

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regu-lations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

1.  EQUIPMENT LEASED

    Equipment on lease consists of equipment under operating leases.
    The lessees have agreements with the manufacturer to provide mainte-nance for the leased equipment. The Fund's operating leases are for initial lease terms of 18 to 60 months. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and estimated unguaranteed residuals upon ex-piration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 2 to 60 months.

    The net investment in direct financing leases as of March 31, 2001 is as follows:

          Minimum lease payments to be received       $789,000
          Unearned rental income                       (68,000)
          Expected future residuals                       -
                                                      ________
                                                      $721,000
                                                      ========

                      FIDELITY LEASING INCOME FUND IV, L.P.

1.  EQUIPMENT LEASED (continued)

    The future approximate minimum rentals to be received on noncancel-lable operating and direct financing leases as of March 31, 2001 are as follows:


      Years Ending December 31             Operating     Direct Financing
      ________________________             _________     ________________

                2001                       $338,000         $277,000
                2002                        238,000          367,000
                2003                         36,000          145,000
                                           ________         ________
                                           $612,000         $789,000
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

    Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31:
                                               2001             2000
                                             ________         ________

          Management fee                     $14,750           $8,168
          Reimbursable costs                  14,700            9,188

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc. ("TBI"). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

                      FIDELITY LEASING INCOME FUND IV, L.P.

2.  RELATED PARTY TRANSACTIONS (continued)

    Amounts due from related parties at March 31, 2001 and December 31, 2000 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 2001 and December 31, 2000 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $100,000 in May 2001 for the three months ended March 31, 2001, to all admitted partners as of March 31, 2001.

                      FIDELITY LEASING INCOME FUND IV, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $165,713 and $139,398 for the three months ended March 31, 2001 and 2000, respectively. Rental income from the leasing of equipment accounted for 86% and 79% of total revenues for the first quarter of 2001 and 2000, respectively. The increase in revenues was partially attributable to the increase in rental income. Rental income increased by approximately $32,000 in 2001 because of upgrades to equipment under operating leases purchased subsequent to March 31, 2000 as well as rentals earned on upgrades purchased in the first quarter of 2000 for which a full three months of rent was earned during the first quarter of 2001 and only a portion of the three months was earned during the first quarter of 2000. Additionally, earned income on direct financing leases increased during the quarter ended March 31, 2001 because of invest-ments in direct financing leases made subsequent to March 31, 2000. The increase in this account also contributed to the overall increase in revenues. However, interest income decreased during the first quarter of 2001 because of lower cash balances available for investment by the Fund as well as lower interest rates earned on these investments compared to the first quarter of 2000. The decrease in interest income lowered the overall increase in revenues in 2001.

    Expenses were $119,986 and $87,874 during the three months ended
March 31, 2001 and 2000, respectively.  Depreciation expense comprised
69% and 67% of total expenses during the first quarter of 2001 and 2000, respectively. The increase in expenses between the first quarter of 2001 and 2000 was primarily attributable to the increase in depreciation expense. Depreciation expense increased in 2001 because of upgrades to equipment under operating leases purchased since the first quarter of 2000.

    For the three months ended March 31, 2001 and 2000, the Fund had net income of $45,727 and $51,524, respectively. The net income per equiva-lent limited partnership unit, after net income allocated to the General Partner was $4.37 and $4.78 based on a weighted average number of equiva-lent limited partnership units outstanding of 9,672 and 10,041 for the quarter ended March 31, 2001 and 2000, respectively.

    The Fund generated cash from operations of $128,174 and $110,119, for the purpose of determining cash available for distribution for the quarter ended March 31, 2001 and 2000, respectively. The Fund distributed $100,000 to partners in both May 2001 and 2000 for the first quarter of 2001 and 2000, respectively. A cash distribution of $100,000 was paid to partners during the first quarter of 2001 for the months of October, November and December 2000. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

                      FIDELITY LEASING INCOME FUND IV, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to pur-chase equipment under operating leases or invest in direct financing leases with cash available from operations which was not distributed to partners in previous periods. During the first quarter of 2001 and 2000, the Fund pur-chased $15,175 and $64,306, respectively of equipment subject to operating leases. The equipment purchased during these quarters represents upgrades to existing lease schedules.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND IV, L.P.

                                 March 31, 2001

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Reports on Form 8-K:  None

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     FIDELITY LEASING INCOME FUND IV, L.P.




            5-15-01     By:  /s/ Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)



            5-15-01     By:  /s/ Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)