Form 10-Q
period 2001-06-30
FIDELITY LEASING INCOME FUND IV L P
filed 2001-08-14
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-16845

                     Fidelity Leasing Income Fund IV, L.P.
_______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                       23-2441780
_____________________________________________________________________________
     (State of organization)            (I.R.S. Employer Identification No.)

     1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania  19103
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

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS
                                       ASSETS

                                          (Unaudited)             (Audited)
                                           June 30,              December 31,
                                             2001                    2000
                                          ___________            ____________

Cash and cash equivalents                 $  684,655             $  662,734

Accounts receivable                           62,248                 30,918

Due from related parties                      31,271                 30,706

Net investment in direct
 financing leases                            820,090                833,062

Equipment under operating leases
 (net of accumulated depreciation
 of $1,940,860 and $1,775,965,
 respectively)                               414,533                564,253

Equipment held for sale or lease              31,624                 31,624
                                          __________             __________

       Total assets                       $2,044,421             $2,153,297
                                          ==========             ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   26,687             $   26,192

     Accounts payable and
      accrued expenses                        12,695                 16,302

     Due to related parties                    5,124                 12,975
                                          __________             __________

       Total liabilities                      44,506                 55,469

Partners' capital                          1,999,915              2,097,828
                                          __________             __________
       Total liabilities and
        partners' capital                 $2,044,421             $2,153,297
                                          ==========             ==========

The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended        Six Months Ended
                                       June 30                 June 30
                                 2001          2000        2001        2000
                                 ____          ____        ____        ____

Income:
   Rentals                    $142,556      $131,092    $285,112     $241,703
   Earned income on direct
    financing leases            17,706         9,897      33,819       20,063
   Interest                      6,222         5,922      12,917       22,991
   Other                           971         5,940       1,320        7,492
                              ________      ________    ________     ________

                               167,455       152,851     333,168      292,249
                              ________      ________    ________     ________

Expenses:
   Depreciation                 82,448        71,872     164,895      130,467
   General and administrative   11,465         1,701      19,554       13,624
   General and administrative
    to related party             3,050         9,864      17,750       19,052
   Management fee to related
    party                       14,132         9,457      28,882       17,625
                              ________      ________    ________     ________

                               111,095        92,894     231,081      180,768
                              ________      ________    ________     ________

Net income                    $ 56,360      $ 59,957    $102,087     $111,481
                              ========      ========    ========     ========

Net income per equivalent
  limited partnership unit    $   5.52      $   5.67    $   9.88     $  10.45
                              ========      ========    ========     ========

Weighted average number of
  equivalent limited
  partnership units outstanding
  during the period              9,568         9,956       9,620        9,998
                              ========      ========    ========     ========



The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                     For the six months ended June 30, 2001

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units      Amount        Total
                                  _______     _____      ______        _____

Balance, January 1, 2001           $4,499     41,334  $2,093,329   $2,097,828

Cash distributions                 (7,000)      -       (193,000)    (200,000)

Net income                          7,000       -         95,087      102,087
                                   ______     ______  __________   __________

Balance, June 30, 2001             $4,499     41,334  $1,995,416   $1,999,915
                                   ======     ======  ==========   ==========




























The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                              STATEMENTS OF CASH FLOWS
                  For the six months ended June 30, 2001 and 2000
                                    (Unaudited)

                                                     2001          2000
                                                   ________      ________
Cash flows from operating activities:
     Net income                                    $102,087    $  111,481
                                                   ________    __________
     Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                   164,895       130,467
     (Increase) decrease in accounts receivable     (31,330)      (59,069)
     (Increase) decrease in due from
      related parties                                  (565)       13,683
     Increase (decrease) in due to related parties   (7,851)         -
     Increase (decrease) in other, net               (3,112)       (2,423)
                                                   ________    __________
                                                    122,037        82,658
                                                   ________    __________
     Net cash provided by operating activities      224,124       194,139
                                                   ________    __________
Cash flows from investing activities:
     Acquisition of equipment                       (15,175)     (276,971)
     Investment in direct financing leases         (200,890)      (20,077)
     Proceeds from direct financing leases, net
      of earned income                              213,862        84,024
                                                   ________    __________
     Net cash used in investing activities           (2,203)     (213,024)
                                                   ________    __________
Cash flows from financing activities:
     Distributions                                 (200,000)     (200,000)
                                                   ________    __________
     Net cash used in financing activities         (200,000)     (200,000)
                                                   ________    __________
     Increase (decrease) in cash and
      cash equivalents                               21,921      (218,885)
     Cash and cash equivalents, beginning
      of period                                     662,734     1,070,066
                                                   ________    __________
     Cash and cash equivalents, end of period      $684,655    $  851,181
                                                   ========    ==========



The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all ad-justments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 2000 financial statements have been reclassified to conform to the presentation in 2001.

1.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 10 to 60 months.

    Unguaranteed residuals for direct financing leases represent the esti-mated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

    The net investment in direct financing leases as of June 30, 2001 is as follows:

      Minimum lease payments to be received           $886,000
      Unearned rental income                           (66,000)
                                                      ________
                                                      $820,000
                                                      ========

    The Fund also has equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 18 to 60 months. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment.

                      FIDELITY LEASING INCOME FUND IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of June 30, 2001 are as follows:

                                                             Direct
       Years Ending December 31           Operating        Financing
       ________________________           _________        _________

                 2001                      $242,000         $237,000
                 2002                       238,000          473,000
                 2003                        40,000          176,000
                                           ________         ________
                                           $520,000         $886,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Follow-ing is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 2001 and 2000:

                                   Three Months Ended       Six Months Ended
                                        June 30                 June 30
                                   2001         2000        2001        2000
                                   ____         ____        ____        ____

          Management fee         $14,132       $9,457     $28,882     $17,625
          Reimbursable costs       3,050        9,864      17,750      19,052

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc.
    (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

                      FIDELITY LEASING INCOME FUND IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    Amounts due from related parties at June 30, 2001 and December 31, 2000 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at June 30, 2001 and December 31, 2000 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $100,000 in August 2001 for the three months ended June 30, 2001, to all admitted partners as of June 30, 2001.

                      FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $167,455 and $152,851 for the three months ended June 30, 2001 and 2000, respectively and $333,168 and $292,249 for the six months ended June 30, 2001 and 2000, respectively. Rental income from the leasing of equipment accounted for 85% and 86% of total revenues for the second quarter of 2001 and 2000, respec-tively and 86% and 83% of total revenues for the first six months of 2001 and 2000, respectively. The increase in total revenues for the six months ended June 30, 2001 was caused in part by the increase in rental income. Rental income increased approximately $43,000 in 2001 because of rentals earned on upgrades to equipment under operating leases purchased subsequent to June 30, 2000 as well as rentals recognized on upgrades purchased during the first six months of 2000 for which a full six months of rent was earned during the first six months of 2001 and only a portion of the six months of rent was earned during the first six months of 2000. Additionally, earned income on direct financing leases increased during the first six months of 2001 compared to the first six months of 2000 because of investments in direct financing leases made subsequent to June 30, 2000. The increase in this account also contributed to the overall increase in revenues in 2001. However, the decrease in interest income lowered the increase in total rev-enues in the first six months of 2001. Interest income decreased during the first six months of 2001 because of lower cash balances available for invest-ment by the Fund as well as lower interest rates earned on these investments compared to the first six months of 2000.

    Expenses were $111,095 and $92,894 for the second quarter of 2001 and 2000, respectively and $231,081 and $180,768 for the six months ended June 30, 2001 and 2000, respectively. Depreciation expense comprised 74% and 77% of total expenses for the second quarter of 2001 and 2000, respectively and 71% and 72% of total expenses for the six months ended June 30, 2001 and 2000, respectively. The increase in expenses was primarily due to the increase in depreciation expense. Depreciation expense increased during the six months ended June 30, 2001 because of upgrades to equipment under operating leases purchased subsequent to June 2000. Depreciation expense also increased because of depreciation recorded on upgrades made to existing equipment during the first six months of 2000 for which a full six months of depreciation was taken during the six months ended June 30, 2001 and only a portion of the six months was taken during the six months ended June 30, 2000. Additionally, the in-crease in management fee to related party contributed to the overall increase in expenses during the first six months of 2001. This account increased as a direct result of the increase in rentals on operating leases and the increase in rentals collected from investments made in direct financing leases during the six months ended June 30, 2001.

                      FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund's net income was $56,360 and $59,957 for the second quarter of 2001 and 2000, respectively and $102,087 and $111,481 for the six months ended June 30, 2001 and 2000, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $5.52 and $5.67 based on a weighted average number of equivalent limited partnership units outstanding of 9,568 and 9,956 for the quarter ended
June 30, 2001 and 2000, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $9.88 and $10.45 based on a weighted average number of equivalent limited partnership units outstanding of 9,620 and 9,998 for the first six months of 2001 and 2000, respectively.

    The Fund generated cash from operations of $138,808 and $131,829 for the purpose of determining cash available for distribution, during the second quarter of 2001 and 2000, respectively and distributed $100,000 to partners in both August 2001 and 2000. For the six months ended June 30, 2001 and 2000, the Fund generated cash from operations of $266,982 and $241,948 for the purpose of determining cash available for distribution. The Fund distributed $100,000 to partners during the first six months of both 2001 and 2000 and $100,000 to partners in both August 2001 and 2000. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liqui-dated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equip-ment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in previous periods. During the first six months of 2001 and 2000, the Fund purchased $15,175 and $276,971, respectively, of equipment subject to operating leases. The Fund also invested $200,890 and $20,077 in direct financing leases during the six months ended June 30, 2001 and 2000, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND IV, L.P.
                                  June 30, 2001


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

                     FIDELITY LEASING INCOME FUND IV, L.P.




            8-14-01     By:  /s/ Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)



            8-14-01     By:  /s/ Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)