Form 10-Q
period 2001-09-30
FIDELITY LEASING INCOME FUND IV L P
filed 2001-11-13
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

                      FIDELITY LEASING INCOME FUND IV, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                          (Unaudited)            (Audited)
                                         September 30,          December 31,
                                             2001                   2000
                                         _____________          ____________

Cash and cash equivalents                 $  960,783             $  662,734

Accounts receivable                           55,974                 30,918

Due from related parties                       7,272                 30,706

Net investment in direct
 financing leases                            683,950                833,062

Equipment under operating leases
 (net of accumulated depreciation
 of $2,023,308 and $1,775,965,
 respectively)                               332,086                564,253

Equipment held for sale or lease              31,624                 31,624
                                          __________             __________

       Total assets                       $2,071,689             $2,153,297
                                          ==========             ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   26,687             $   26,192

     Accounts payable and
      accrued expenses                        11,642                 16,302

     Due to related parties                   84,739                 12,975
                                          __________             __________

       Total liabilities                     123,068                 55,469

Partners' capital                          1,948,621              2,097,828
                                          __________             __________
       Total liabilities and
        partners' capital                 $2,071,689             $2,153,297
                                          ==========             ==========
     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND IV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                      September 30          September 30
                                     2001      2000        2001      2000
                                     ____      ____        ____      ____

Income:
     Rentals                       $142,556  $143,744    $427,668  $385,447
     Earned income on direct
      financing leases               14,319     9,162      48,138    29,225
     Interest                         8,529    11,875      21,446    34,866
     Other                            3,689     2,300       5,009     9,792
                                   ________  ________    ________  ________

                                    169,093   167,081     502,261   459,330
                                   ________  ________    ________  ________

Expenses:
     Depreciation                    82,447    80,052     247,342   210,519
     General and administrative 11,255 10,881 30,809 24,505 General and administrative
      to related party               10,540    11,028      28,290    30,080
     Management fee to related
      party                          16,145    10,216      45,027    27,841
                                   ________  ________    ________  ________

                                    120,387   112,177     351,468   292,945
                                   ________  ________    ________  ________

Net income                         $ 48,706  $ 54,904    $150,793  $166,385
                                   ========  ========    ========  ========


Net income per equivalent
  limited partnership unit         $   4.77  $   5.21    $  14.66  $  15.66
                                   ========  ========    ========  ========


Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period                   9,477     9,870       9,572     9,955
                                   ========  ========    ========  ========


     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND IV, L.P.

                          STATEMENT OF PARTNERS' CAPITAL

                   For the nine months ended September 30, 2001

                                   (Unaudited)

                                 General     Limited Partners
                                 Partner     Units     Amount       Total
                                 _______     _____     ______       _____

Balance, January 1, 2001          $ 4,499     41,334  $2,093,329   $2,097,828

Cash distributions                (10,500)      -       (289,500)    (300,000)

Net income                         10,500       -        140,293      150,793
                                  _______     ______  __________   __________

Balance, September 30, 2001       $ 4,499     41,334  $1,944,122   $1,948,621
                                  =======     ======  ==========   ==========

























     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2001 and 2000

                                   (Unaudited)

                                                      2001          2000
                                                      ____          ____
Cash flows from operating activities:
     Net income                                     $150,793    $  166,385
                                                    ________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    247,342       210,519
     (Increase) decrease in accounts receivable      (25,056)        2,351
     (Increase) decrease in due from related parties  23,434         2,690
     Increase (decrease) in lease rents paid
      in advance                                         495       (21,204)
     Increase (decrease) in accounts payable and
      accrued expenses                                (4,660)        2,209
     Increase (decrease) in due to related parties    71,764        (4,704)
                                                    ________    __________
                                                     313,319       191,861
                                                    ________    __________
     Net cash provided by operating activities       464,112       358,246
                                                    ________    __________

Cash flows from investing activities:
     Acquisition of equipment                        (15,175)     (276,970)
     Investment in direct financing leases          (200,890)      (20,077)
     Proceeds from direct financing leases,
      net of earned income                           350,002       127,906
                                                    ________    __________
     Net cash provided by (used in)
      investing activities                           133,937      (169,141)
                                                    ________    __________
Cash flows from financing activities:
     Distributions                                  (300,000)     (300,000)
                                                    ________    __________
     Net cash used in financing activities          (300,000)     (300,000)
                                                    ________    __________
     Increase (decrease) in cash and
      cash equivalents                               298,049      (110,895)
     Cash and cash equivalents, beginning
      of period                                      662,734     1,070,066
                                                    ________    __________
     Cash and cash equivalents, end of period       $960,783    $  959,171
                                                    ========    ==========
     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2001

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

1.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13.
    This method provides for recognition of income (the excess of the ag-gregate future rentals and unguaranteed residuals recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 19 to 60 months.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposi-tion of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

    The approximate net investment in direct financing leases as of September 30, 2001 is as follows (unaudited):

          Minimum lease payments to be received          $731,000
          Unearned rental income                          (47,000)
                                                         ________
                                                         $684,000
                                                         ========

    The Fund also has equipment under operating leases. The Fund's operat-ing leases are for initial lease terms of 18 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental

                      FIDELITY LEASING INCOME FUND IV, L.P.

1.   EQUIPMENT LEASED (Continued)

     equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment.

     The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of September 30, 2001 are as follows (unaudited):
                                                                   Direct
            Years Ending December 31               Operating      Financing
            ________________________               _________      _________

                      2001                         $141,000       $113,000
                      2002                          238,000        454,000
                      2003                           39,000        164,000
                                                   ________       ________
                                                   $418,000       $731,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 2001 and 2000 (unaudited):

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                   2001        2000        2001         2000
                                   ____        ____        ____         ____

          Management fee         $16,145     $10,216     $45,027      $27,841
          Reimbursable costs      10,540      11,028      28,290       30,080

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc.
    (TBI).  The son and the spouse of the Chairman of Resource America, Inc.

                      FIDELITY LEASING INCOME FUND IV, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

    are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    Amounts due from related parties at September 30, 2001 and December 31, 2000 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at September 30, 2001 and December 31, 2000 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $100,000 in November 2001 for the three months ended September 30, 2001, to all admitted partners as of September 30, 2001.

                      FIDELITY LEASING INCOME FUND IV, L.P


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $169,093 and $167,081 for the three months ended September 30, 2001 and 2000, respec-tively, and $502,261 and $459,330 for the nine months ended September 30, 2001 and 2000, respectively. Rental income from the leasing of equipment accounted for 84% and 86% of total revenues for the third quarter of 2001 and 2000, respectively, and 85% and 84% of total revenues for the first nine months of 2001 and 2000, respectively. The increase in revenues during the first nine months of 2001 was primarily attributable to an increase in rental income on equipment under operating leases. In 2001, rental income increased by approximately $42,000 because of equipment that was purchased during 2000 for which a full nine months of rent was earned in 2001 and only a portion of nine months of rent was earned in 2000. Additionally, the increase in earned income on direct financing leases also contributed to the overall increase in revenues during the nine months ended September 30, 2001. The earned income on direct financing leases increased in 2001 because of investments in direct financing leases made in the last quarter of 2000 and the second quarter of 2001.

    Expenses were $120,387 and $112,177 during the three months ended September 30, 2001 and 2000, respectively and $351,468 and $292,945 during the nine months ended September 30, 2001 and 2000, respectively. Depreciation expense comprised 68% and 71% of total expenses for the third quarter of 2001 and 2000, respectively and 70% and 72% of total expenses for the first nine months of 2001 and 2000, respectively. The increase in expenses in 2001 was primarily caused by the increase in depreciation expense resulting from equipment that was purchased during 2001 as well as equipment that was purchased during the second quarter of 2000 for which a full nine months of depreciation was recorded in 2001 and only a portion of the nine months was recorded in 2000. Furthermore, management fee to related party also increased during the first nine months of 2001 as a direct result of the increase in rental income on equipment under operating leases and rentals earned on direct financing leases during this period. The increase in this account also con-tributed to the increase in total expenses in 2001.

    For the three months ended September 30, 2001 and 2000, the Fund had net income of $48,706 and $54,904, respectively. For the nine months ended September 30, 2001 and 2000, the Fund had net income of $150,793 and $166,385, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $4.77 and $5.21 based on a weighted average number of equivalent limited partnership units outstanding of 9,477 and 9,870 for the quarter ended September 30, 2001 and 2000, re-spectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $14.66 and $15.66 based

                      FIDELITY LEASING INCOME FUND IV, L.P


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

on a weighted average number of equivalent limited partnership units out-standing of 9,572 and 9,955 for the nine months ended September 30, 2001 and 2000, respectively.

    The Fund generated cash from operations of $131,153 and $134,956, for the purpose of determining cash available for distribution, during the third quarter of 2001 and 2000, respectively and distributed $100,000 to partners in both November 2001 and 2000. For the nine months ended September 30, 2001 and 2000, the Fund generated cash from operations of $398,135 and $376,904 and distributed $200,000 of these amounts to partners during both the nine months ended September 30, 2001 and 2000 and $100,000 to partners in both November 2001 and 2000. The Fund also paid a cash distribution of $100,000 during the first nine months of 2001 for the quarter ended December 31, 2000. For fi-nancial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to pur-chase equipment with cash available from operations that was not distributed to partners in previous periods. During the first nine months of 2001 and 2000, the Fund purchased $15,175 and $276,970, respectively, of equipment subject to operating leases. The Fund also invested $200,890 and $20,077 in direct financing leases during the nine months ended September 30, 2001 and 2000, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND IV, L.P.

                                September 30, 2001



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

                      FIDELITY LEASING INCOME FUND IV, L.P.




          11-13-01   By:  /s/ Freddie M. Kotek
          ________        ____________________________
           Date           Freddie M. Kotek
                          President of F.L. Partnership Management, Inc.
                          (Principal Operating Officer)




          11-13-01   By:  /s/ Marianne T. Schuster
          ________        ____________________________
           Date           Marianne T. Schuster
                          Vice President of F.L. Partnership Management, Inc.
                          (Principal Financial Officer)