Form 10-K
period 2001-12-31
FIDELITY LEASING INCOME FUND IV L P
filed 2002-04-01
CIK 810363

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2001

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________

Commission file number 0-16845

                  Fidelity Leasing Income Fund IV, L.P.
________________________________________________________________________
          (Exact name of registrant as specified in its charter)

        Delaware                                  23-2441780
________________________________________________________________________
(State of Organization)             (I.R.S. Employer Identification No.)

   1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania  19103
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

The number of outstanding limited partnership units of the Registrant at December 31, 2001 is 41,334.

There is no public market for these securities.

The index of Exhibits is located on page 12.

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

     The Fund generally acquires equipment subject to a lease. Purchases of equipment for lease are typically made through equipment leasing brokers, under a sale-leaseback arrangement directly from lessees owning equipment or from the manufacturer either pursuant to a purchase agreement relating to significant quantities of equipment or on an ad hoc basis to meet the needs of a particular lessee.

     The equipment leasing industry is highly competitive. The Fund competes with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which have greater financial resources than the Fund. Other leasing companies and equipment manufacturers and distributors may be in a position to offer equipment to prospective lessees on financial terms which are more favorable than those which the Fund can offer. They may also be in a position to offer trade-in-privileges, maintenance contracts and other services that the Fund may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms and conditions (such as liberal financing terms and exchange privileges) that will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages which certain of its competitors may have, the Fund may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

     A brief description of the types of equipment in which the Fund has invested as of December 31, 2001, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment leased by the Fund under the operating and direct financing lease methods as of December 31, 2001:

Operating Leases:
                                               Purchase Price    Percentage of
      Type of Equipment                         of Equipment    Total Equipment

      Tape Storage Systems                      $1,013,844           47.69%
      Technical Workstations and Terminals         673,826           31.69
      PCB Assembly Equipment                       271,215           12.76
      Electron Microscopes                         139,211            6.54
      Other                                         28,005            1.32
                                                __________          ______
      Totals                                    $2,126,101          100.00%
                                                ==========          ======

Direct Financing Leases:
                                               Purchase Price    Percentage of
      Type of Equipment                         of Equipment    Total Equipment

      PCB Assembly Equipment                    $  561,649           43.02%
      Tape Storage Systems                         501,335           38.40
      Technical Workstations and Terminals         236,449           18.11
      Other                                          6,034            0.47
                                                __________          ______
      Totals                                    $1,305,467          100.00%
                                                ==========          ======

     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equipment leased by the Fund under the operating and direct financing methods as of December 31, 2001:

Operating Leases:
                                               Purchase Price    Percentage of
      Type of Business                          of Equipment    Total Equipment

      Diversified Financial/Banking/Insurance   $  975,005           45.86%
      Computer/Data Processing                     740,671           34.84
      Manufacturing/Refining                       410,425           19.30
                                                __________          ______
      Totals                                    $2,126,101          100.00%
                                                ==========          ======

Direct Financing Leases:
                                               Purchase Price    Percentage of
      Type of Business                          of Equipment    Total Equipment

      Manufacturing/Refining                    $  565,964           43.35%
      Computer/Data Processing                     361,624           27.70
      Diversified Financial/Banking/Insurance      326,381           25.01
      Education                                     34,736            2.66
      Retailing/Consumer Goods                      16,762            1.28
                                                __________          ______
      Totals                                    $1,305,467          100.00%
                                                ==========          ======

Average Initial Term of Leases (in months):  35


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

     (b)  Number of Equity Security Holders:

                                                       Number of Partners
                         Title of Class              as of December 31, 2001

                    Limited Partnership Interests              1,562
                    General Partnership Interest                   1

Item 6.  SELECTED FINANCIAL DATA

                                     For the Years Ended December 31,
                           2001        2000         1999         1998         1997
     Total Income        $666,887     $626,847     $882,124   $1,312,608   $1,465,537
     Net Income           203,404      216,229      391,550      266,144      445,584
     Distributions to
      Partners            400,000      400,000      375,000      325,000      400,000
     Net Income per
      Equivalent Limited
      Partnership Unit      17.27        20.41        37.08        25.51        42.54
     Weighted Average Number
      of Equivalent Limited
      Partnership Units
      Outstanding During
      the Year              9,547        9,911       10,183       10,023       10,145

                                                 December 31
                          2001         2000         1999         1998         1997
     Total Assets      $1,998,326   $2,153,297   $2,352,582   $2,324,899   $2,460,916
     Equipment under
      Operating Leases
      and Equipment Held
      for Sale or Lease
      (Net)               334,190      595,877      609,476      591,749      993,149
     Net Investment in
      Direct Financing
      Leases              544,430      833,062      618,763    1,046,488         -
     Limited Partnership
      Units                41,334       41,334       41,334       41,379       41,379
     Limited Partners       1,562        1,562        1,562        1,557        1,551

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Fund had revenues of $666,887, $626,847 and $882,124 for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in total revenues between 2001 and 2000 and the decrease in total revenues between 2000 and 1999 was partially caused by the fluctuation in rental income generated from equipment under operating leases. Rental income from the leasing of equipment accounted for 85%, 84% and 72% of total income in 2001, 2000 and 1999, respectively. In 2001, rental income increased by approximately $38,000 because of upgrades made to equipment under operating leases during 2001. In 2000, rental income decreased by approximately $109,000 because of equipment that came off lease and was released at lower rental rates or sold. Additionally, the change in earned income on direct financing leases contributed to the increase in total revenues in 2001 and the decrease in total revenues in 2000. This account increased in 2001 because of investments in direct financing leases made in 2001 and late 2000. The decrease in this account in 2000 resulted from a lease that was sold in 1999. Furthermore, the Fund recorded a net gain on sale of equipment of $1,000 for the twelve months ended December 31, 2001 compared to $300 for the twelve months ended Decem-ber 31, 2000 and $119,616 for the twelve months ended December 31, 1999. The fluctuation in this account also contributed to the overall increase in reve-nues in 2001 and contributed to the decrease in total revenues in 2000.

     Expenses were $463,483, $410,618 and $490,574 for the years ended
December 31, 2001, 2000 and 1999, respectively. Depreciation expense comprised 70%, 71% and 67% of total expenses in 2001, 2000 and 1999, respectively. The fluctuation in depreciation expense partially accounted for the overall in-crease in expenses in 2001 and the decrease in expenses in 2000. The increase in depreciation expense in 2001 was caused by the increase in depreciation resulting from equipment that was purchased during 2001 as well as equipment that was purchased during 2000 for which a full year of depreciation was re-corded in 2001 and only a portion of the twelve months was recorded in 2000. The decrease in depreciation expense in 2000 was caused by equipment that terminated and was sold in 2000. The change in management fee to related party also contributed to the increase in expenses in 2001 and the decrease in ex-penses in 2000. Management fee to related party fluctuated directly with the fluctuation in rentals earned on both operating and direct financing leases during 2001 and 2000. The decrease in general and administrative expense to related party served to mitigate the increase in overall expenses in 2001 and contributed to the decrease in total expenses in 2000. The decrease in this account resulted from a decrease in expenses charged by the General Partner or its parent company for services and materials provided to the Fund during 2001 and 2000. Additionally, the decrease in write-down of equipment to net realizable value contributed to the decrease in total expenses in 2000. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publica-tions. In 2001 and 2000, there was no write-down of equipment to net realiz-able value. In 1999, approximately $17,000 was charged to write-down of equipment to net realizable value. The decrease in this account for the twelve months ended December 31, 2000 contributed to the overall decrease in

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

expenses in 2000. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains, if any, upon actual sales of its equipment. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

     The Fund's net income was $203,404, $216,229 and $391,550 for the years ended December 31, 2001, 2000 and 1999, respectively. The earnings per equiv-alent limited partnership unit, after earnings allocated to the General Partner, were $17.27, $20.41 and $37.08 for the years ended December 31, 2001, 2000 and 1999, respectively. The weighted average number of equivalent limited partnership units outstanding were 9,547, 9,911 and 10,183 for 2001, 2000 and 1999, respectively.

     The Fund generated cash from operations of $526,626, $506,499 and $616,169 for the purpose of determining cash available for distribution for the years ended December 31, 2001, 2000 and 1999, respectively. The Fund distributed $300,000 of those amounts during each of the periods from April 1 through December 31, 2001, 2000 and 1999, respectively. During the first quarter of 2002, 2001 and 2000, the Fund distributed $800,000, $100,000 and $100,000 of those amounts, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

Analysis of Financial Condition

     The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liqui-dated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equip-ment for lease or invest in direct financing leases for terms consistent with the plan of dissolution. During the years ended December 31, 2001, 2000 and 1999, the Fund purchased equipment of $62,536, $276,971 and $380,365, respec-tively. The Fund also invested $200,890 and $425,941 in direct financing leases during the twelve months ended December 31, 2001 and 2000, respectively.

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

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In December 2001, the General Partner's Certificate of Incorporation was amended to change the name of the General Partner of the Fund from F.L. Partnership Management, Inc. to LEAF Financial Corporation (LEAF). LEAF Financial Corporation is a wholly owned subsidiary of Resource Leasing, Inc. which is a wholly owned subsidiary of Resource America, Inc. (Resource America). The Directors and Executive Officers of LEAF are:

     CRIT S. DEMENT, age 49, Chairman, President and Chief Executive Officer of LEAF since November 2001. President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of CitiCapital Vendor Finance from 1996 to 2001. Vice President of Marketing for Tokai Financial Services from 1987 through 1996.

     EDWARD E. COHEN, age 62, Director of LEAF since November 2001. Chairman of the Board of Resource America since 1990, President of Resource America since 2000 and Chief Executive Officer and a Director of Resource America since 1988. Chairman of the Managing Board of Directors of Atlas Pipeline Partners GP, LLC (a wholly owned subsidiary of Resource America that is the general partner of a publicly traded limited partnership that owns and operates natural gas pipelines) since its formation in 1999. Chairman of the Board of Directors of Brandywine Construction & Management, Inc. (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen.

     JONATHAN Z. COHEN, age 31, Director of LEAF since November 2001. Execu-tive Vice President of Resource America since 2001, Senior Vice President of Resource America from 1999 to 2001. Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999. Trustee and Secretary of RAIT Investment Trust (a publicly traded real estate investment trust) since 1997. Mr. Cohen is the son of Edward E. Cohen.

     MILES HERMAN, age 42, Vice President and a Director of LEAF since November 2001. Held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001. Held several management positions in sales, marketing and operations at Tokai Financial Services from 1983 to 1998.

     FREDDIE M. KOTEK, age 46, Director of LEAF since 1996. Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since 1995.

     MARIANNE T. SCHUSTER, age 43, Vice President and Treasurer of LEAF since 1984.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 2001:

          Name of Individual or         Capacities in
             Number in Group            Which Served         Compensation

            LEAF Financial
             Corporation                General Partner         $61,160(1)
                                                                =======

          (1) This amount does not include the General Partner's share of cash distributions made to all partners.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Based upon a review of Schedule 13D as filed with the Securities and Exchange Commission, the table set forth below outlines the persons or groups known to the Fund that own more than 5% of the Fund's outstanding securities either beneficially or of record.

           Name of Individual                  Number of
                or Group                      Units Owned

           James S. and Danea T. Riley        2,154.07 (1)

           Odd Lot Liquidity Fund, LLC        2,154.07 (2)

           Sierra Fund 4, LLC                 2,154.07 (3)

           (1) Amount represents beneficial ownership interest through ownership of Odd Lot Liquidity Fund, LLC and Sierra Fund 4, LLC which own 1,886.37 units and 267.70 units, respectively, of the outstanding limited partnership units of the Fund.

           (2) Amount represents direct ownership by Odd Lot Liquidity Fund, LLC of 1,886.37 units and beneficial ownership of
           267.70 units by virtue of group membership and affiliate status with Sierra Fund 4, LLC.

           (3) Amount represents direct ownership by Sierra Fund 4, LLC of 267.70 units and beneficial ownership of 1,886.37 units by virtue of group membership and affiliate status with Odd Lot Liquidity Fund, LLC.

     (b) In 1986, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities. No individual director or officer of LEAF Financial Corporation nor such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 3.5% of cash distri-butions until the Limited Partners have received an amount equal to the

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2001, the Fund was charged $61,160 of management fees by the General Partner. The General Partner will continue to receive 6% or 3% of rental payments on equipment under operating leases or full pay-out leases, respectively for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees.

     The General Partner also receives 3.5% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their units plus a 10% compounded Priority Return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 2001, the General Partner received $14,000 of cash distributions.

     The Fund incurred $39,586 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 2001.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

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

                  FIDELITY LEASING INCOME FUND IV, L.P.
                  A Delaware limited partnership

                  By:  LEAF FINANCIAL CORPORATION

                       /s/ Crit S. DeMent
                  By:  ___________________________
                       Crit S. DeMent, Chairman and President

Dated March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                            Date



/s/ Crit S. DeMent
____________________________  Chairman of the Board of Directors        3-28-02
Crit S. DeMent                 and President of LEAF Financial
                               Corporation
                               (Principal Executive Officer)



/s/ Miles Herman
____________________________  Vice President and Director of            3-28-02
Miles Herman                   LEAF Financial Corporation



/s/ Freddie M. Kotek
____________________________  Director of LEAF Financial Corporation    3-28-02
Freddie M. Kotek



/s/ Marianne T. Schuster
____________________________  Vice President and Treasurer of           3-28-02
Marianne T. Schuster           LEAF Financial Corporation
                               (Principal Financial Officer)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                      Pages

          Report of Independent Certified Public Accountants           F-2

          Balance Sheets as of December 31, 2001 and 2000              F-3

          Statements of Operations for the years ended
           December 31, 2001, 2000 and 1999                            F-4

          Statements of Partners' Capital for the years ended
           December 31, 2001, 2000 and 1999                            F-5

          Statements of Cash Flows for the years ended
           December 31, 2001, 2000 and 1999                            F-6

          Notes to Financial Statements                             F-7 - F-13



























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund IV, L.P.

     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund IV, L.P. as of December 31, 2001 and 2000, and the related state-ments of operations, partners' capital and cash flows for each of the three years in the period ending December 31, 2001. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund IV, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




Grant Thornton LLP
Philadelphia, Pennsylvania
February 14, 2002

                      FIDELITY LEASING INCOME FUND IV, L.P.

                                      BALANCE SHEETS


                                          ASSETS
                                                             December 31,

                                                      2001                 2000
     Cash and cash equivalents                    $1,032,557           $  662,734

     Accounts receivable                              80,464               30,918

     Due from related parties                          6,685               30,706

     Net investment in direct financing leases       544,430              833,062

     Equipment under operating leases
      (net of accumulated depreciation
      of $1,823,534 and $1,775,965,
      respectively)                                  302,567              564,253

     Equipment held for sale or lease                 31,623               31,624
                                                  __________           __________

              Total assets                        $1,998,326           $2,153,297
                                                  ==========           ==========


                              LIABILITIES AND PARTNERS' CAPITAL
     Liabilities:

           Lease rents paid in advance            $   27,510           $   26,192

           Accounts payable and
            accrued expenses                          57,560               16,302

           Due to related parties                     12,024               12,975
                                                  __________           __________

              Total liabilities                       97,094               55,469

     Partners' capital                             1,901,232            2,097,828
                                                  __________           __________

              Total liabilities and
               partners' capital                  $1,998,326           $2,153,297
                                                  ==========           ==========



The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                                 STATEMENTS OF OPERATIONS
                                                  For the years ended December 31,

                                                 2001           2000           1999
     Income:
       Rentals                                 $567,321       $529,386       $638,366
       Earned income on direct
        financing leases                         61,537         44,277         60,750
       Interest                                  30,459         40,817         36,256
       Gain on sale of equipment, net             1,000            300        119,616
       Other                                      6,570         12,067         27,136
                                               ________       ________       ________

                                                666,887        626,847        882,124
                                               ________       ________       ________

     Expenses:
       Depreciation                             324,222        290,570        327,235
       Write-down of equipment
        to net realizable value                    -              -            17,000
       General and administrative                38,515         34,404         35,789
       General and administrative to
        related party                            39,586         43,459         58,688
       Management fee to related party           61,160         42,185         51,862
                                               ________       ________       ________
                                                463,483        410,618        490,574
                                               ________       ________       ________

     Net income                                $203,404       $216,229       $391,550
                                               ========       ========       ========

     Net income per equivalent
      limited partnership unit                 $  17.27       $  20.41       $  37.08
                                               ========       ========       ========

     Weighted average number of
      equivalent limited partnership
      units outstanding during the year           9,547          9,911         10,183
                                               ========       ========       ========









The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                              STATEMENT OF PARTNERS' CAPITAL
                    For the years ended December 31, 2001, 2000 and 1999


                                         General      Limited Partners
                                         Partner     Units       Amount        Total
                                         _______     __________________        _____

     Balance, January 1, 1999            $ 3,624     41,379   $2,262,929    $2,266,553

     Cash distributions                  (13,125)      -        (361,875)     (375,000)

     Redemptions                            -          (45)       (1,504)       (1,504)

     Net income                           14,000       -         377,550       391,550
                                         _______     ______   __________    __________

     Balance, December 31, 1999            4,499     41,334    2,277,100     2,281,599

     Cash distributions                  (14,000)      -        (386,000)     (400,000)

     Net income                           14,000       -         202,229       216,229
                                         _______     ______   __________    __________

     Balance, December 31, 2000            4,499     41,334    2,093,329     2,097,828

     Cash distributions                  (14,000)      -        (386,000)     (400,000)

     Net income                           38,500       -         164,904       203,404
                                         _______     ______   __________    __________

     Balance, December 31, 2001          $28,999     41,334   $1,872,233    $1,901,232
                                         =======     ======   ==========    ==========
















The accompanying notes are an integral part of this financial statement.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                                 STATEMENTS OF CASH FLOWS
                                                  For the years ended December 31,
                                                  2001         2000          1999
     Cash flows from operating activities:
       Net income                             $  203,404    $  216,229    $  391,550
                                              __________    __________    __________
       Adjustments to reconcile net
        income to net cash provided
        by operating activities:
          Depreciation                           324,222       290,570       327,235
          Write-down of equipment to
           net realizable value                     -             -           17,000
          Gain on sale of equipment, net          (1,000)         (300)     (119,616)
          (Increase) decrease in
           accounts receivable                   (49,546)        9,676        22,532
          (Increase) decrease in due
           from related parties                   24,021       (17,023)       53,310
          Increase (decrease) in lease
           rents paid in advance                   1,318       (25,164)       23,489
          Increase (decrease) in accounts
           payable and accrued expenses           41,258         6,838        (3,144)
          Increase (decrease) in due to
           related parties                          (951)        2,812        (7,708)
                                              __________    __________    __________
                                                 339,322       267,409       313,098
                                              __________    __________    __________
       Net cash provided by
        operating activities                     542,726       483,638       704,648
                                              __________    __________    __________
     Cash flows from investing activities:
       Acquisition of equipment                  (62,536)     (276,971)     (380,365)
       Investment in direct financing leases    (200,890)     (425,941)         -
       Proceeds from direct financing
        leases, net of earned income             489,523       211,642       427,725
       Proceeds from sale of equipment             1,000           300       138,019
                                              __________    __________    __________
       Net cash provided by (used in)
        investing activities                     227,097      (490,970)      185,379
                                              __________    __________    __________
     Cash flows from financing activities:
       Distributions                            (400,000)     (400,000)     (375,000)
       Redemptions of capital                       -             -           (1,504)
                                              __________    __________    __________
       Net cash used in financing
        activities                              (400,000)     (400,000)     (376,504)
                                              __________    __________    __________
       Increase (decrease) in cash
        and cash equivalents                     369,823      (407,332)      513,523
       Cash and cash equivalents,
        beginning of year                        662,734     1,070,066       556,543
                                              __________    __________    __________
       Cash and cash equivalents,
        end of year                           $1,032,557    $  662,734    $1,070,066
                                              ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                           NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund IV, L.P. (the "Fund") was formed in December 1986. In December 2001, the General Partner's Certificate of Incorporation was amended to change the name of the General Partner of the Fund from F.L. Partnership Management, Inc. to LEAF Financial Corporation (LEAF). LEAF Financial Corporation is a wholly owned subsidiary of Resource Leasing, Inc., which is a wholly owned subsidiary of Resource America, Inc. (Resource Amer-ica). The Fund is managed by the General Partner. The Fund's limited partner-ship interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment including printers, tape storage devices, data communications equipment, computer terminals, technical workstations and net-working equipment, as well as other electronic equipment, that is leased to third parties throughout the United States on a short-term basis.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

     Financial instruments that potentially subject the Fund to concentra-tions of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in money market savings accounts.

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

Reclassifications

     Certain amounts on the 2000 and 1999 financial statements have been re-classified to conform to the presentation in 2001.

                       FIDELITY LEASING INCOME FUND IV, L.P.

3.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

     Cash distributions (except for the period from January 1, 1992 through June 30, 1996), if any, are made quarterly as follows: 96.5% to the Limited Partners and 3.5% to the General Partner, until the Limited Partners have received an amount equal to the purchase price of their units, plus a 10% compounded priority return (an amount equal to 10% compounded annually on the portion of the purchase price not previously distributed); thereafter, 90% to the Limited Partners and 10% to the General Partner.

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

4.  EQUIPMENT LEASED

     Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 17 to 60 months.

     In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recog-nizes gains upon actual sale of its rental equipment. As a result, there was no write-down of equipment to net realizable value in 2001 and 2000. In 1999, approximately $17,000 was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the equipment in subsequent years.

     The Fund's direct financing leases are for initial lease terms ranging from 19 to 60 months. The approximate net investment in direct financing leases as of December 31, 2001 is as follows:

              Net minimum lease payments to be received          $575,000
              Unearned rental income                              (31,000)
              Unguaranteed residuals                                 -
                                                                 ________
                                                                 $544,000
                                                                 ========

                       FIDELITY LEASING INCOME FUND IV, L.P.

4.  EQUIPMENT LEASED (Continued)

     The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of December 31 are as follows:

                                                            Direct
                                     Operating             Financing

                  2002                $420,000              $427,000
                  2003                 134,000               148,000
                                      ________              ________
                                      $554,000              $575,000
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

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs charged by the General Partner and its parent company during the years ended December 31:

                                        2001         2000        1999

        Management fee                $61,160      $42,185     $51,862
        Reimbursable costs             39,586       43,459      58,688

     During 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc. (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relation-ship with TBI.

     Amounts due from related parties at December 31, 2001 and 2000 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

                       FIDELITY LEASING INCOME FUND IV, L.P.

5.  RELATED PARTY TRANSACTIONS (Continued)

     Amounts due to related parties at December 31, 2001 and 2000 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  MAJOR CUSTOMERS

     For the year ended December 31, 2001, three customers accounted for 54%, 30% and 10% of the Fund's rental income. For the year ended December 31, 2000, three customers accounted for 50%, 32% and 10% of the Fund's rental income.
For the year ended December 31, 1999, three customers accounted for 42%, 27% and 14% of the Fund's rental income.

7.  CASH DISTRIBUTIONS

     Below is a summary of the quarterly cash distributions paid to partners during the years ended December 31:

        Month of Distribution               2001           2000           1999
               February                  $100,000       $100,000       $ 75,000
               May                        100,000        100,000        100,000
               August                     100,000        100,000        100,000
               November                   100,000        100,000        100,000
                                         ________       ________       ________
                                         $400,000       $400,000       $375,000
                                         ========       ========       ========

     In addition, the General Partner declared and paid a cash distribution of $800,000 in February 2002 for the three months ended December 31, 2001, to all admitted partners as of December 31, 2001.

                      FIDELITY LEASING INCOME FUND IV, L.P.

8.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following table summarizes the results of operations on a quarterly basis during 2001 and 2000:


                                                                  2001
                                                 ----------------------------------------
                                                 Fourth      Third     Second      First
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
   Income:
     Rentals                                   $139,653   $142,556   $142,556   $142,556
     Earned income on direct financing
      leases                                     13,399     14,319     17,706     16,113
     Interest                                     9,013      8,529      6,222      6,695
     Gain on sale of equipment, net               1,000       -          -          -
     Other                                        1,561      3,689        971        349
                                               ________   ________   ________   ________

   Total income                                 164,626    169,093    167,455    165,713
                                               ________   ________   ________   ________

   Expenses:

     Depreciation                                76,880     82,447     82,448     82,447
     General and administrative                   7,706     11,255     11,465      8,089
     General and administrative to
      related party                              11,296     10,540      3,050     14,700
     Management fee to related party             16,133     16,145     14,132     14,750
                                               ________   ________   ________   ________

   Total expenses                               112,015    120,387    111,095    119,986
                                               ________   ________   ________   ________

   Net income                                  $ 52,611   $ 48,706   $ 56,360   $ 45,727
                                               ========   ========   ========   ========

   Net income per equivalent limited
    partnership unit                           $   2.61   $   4.77   $   5.52   $   4.37
                                               ========   ========   ========   ========

                      FIDELITY LEASING INCOME FUND IV, L.P.

8.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED) (Continued)


                                                                  2000
                                                 ----------------------------------------
                                                 Fourth      Third     Second      First
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
   Income:
     Rentals                                   $143,939   $143,744   $131,092   $110,611
     Earned income on direct financing
      leases                                     15,052      9,162      9,897     10,166
     Interest                                     5,951     11,875      5,922     17,069
     Gain on sale of equipment, net                 300       -          -          -
     Other                                        2,275      2,300      5,940      1,552
                                               ________   ________   ________   ________

   Total income                                 167,517    167,081    152,851    139,398
                                               ________   ________   ________   ________

   Expenses:

     Depreciation                                80,051     80,052     71,872     58,595
     General and administrative                   9,899     10,881      1,701     11,923
     General and administrative to
      related party                              13,379     11,028      9,864      9,188
     Management fee to related party             14,344     10,216      9,457      8,168
                                               ________   ________   ________   ________

   Total expenses                               117,673    112,177     92,894     87,874
                                               ________   ________   ________   ________

   Net income                                  $ 49,844   $ 54,904   $ 59,957   $ 51,524
                                               ========   ========   ========   ========

   Net income per equivalent limited
    partnership unit                           $   4.75   $   5.21   $   5.67   $   4.78
                                               ========   ========   ========   ========