Form 10-Q
period 2002-03-31
FIDELITY LEASING INCOME FUND IV L P
filed 2002-05-14
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS
                                       ASSETS

                                          (Unaudited)             (Audited)
                                           March 31,             December 31,
                                             2002                    2001
                                          ___________            ____________

Cash and cash equivalents                 $  406,857             $1,032,557

Accounts receivable                           78,281                 80,464

Due from related parties                      52,081                  6,685

Net investment in direct
 financing leases                            397,674                544,430

Equipment under operating leases
 (net of accumulated depreciation
 of $1,892,038 and $1,823,534,
 respectively)                               234,063                302,567

Equipment held for sale or lease              31,623                 31,623
                                          __________             __________

       Total assets                       $1,200,579             $1,998,326
                                          ==========             ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   29,577             $   27,510

     Accounts payable and
      accrued expenses                        13,559                 57,560

     Due to related parties                   12,970                 12,024
                                          __________             __________

       Total liabilities                      56,106                 97,094

Partners' capital                          1,144,473              1,901,232
                                          __________             __________
       Total liabilities and
        partners' capital                 $1,200,579             $1,998,326
                                          ==========             ==========

The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND IV, L.P.

                             STATEMENTS OF OPERATIONS
                For the three months ended March 31, 2002 and 2001

                                   (Unaudited)

                                                    2002              2001
                                                  ________          ________

Income:
     Rentals                                      $136,343          $142,556
     Earned income on direct financing leases       10,824            16,113
     Interest                                        4,637             6,695
     Other                                             465               349
                                                  ________          ________

                                                   152,269           165,713
                                                  ________          ________

Expenses:
     Depreciation                                   68,504            82,447
     General and administrative                     13,367             8,089
     General and administrative to related
       party                                        10,987            14,700
     Management fee to related party                16,170            14,750
                                                  ________          ________

                                                   109,028           119,986
                                                  ________          ________

Net income                                        $ 43,241          $ 45,727
                                                  ========          ========


Net income per equivalent limited
  partnership unit                                $   4.77          $   4.37
                                                  ========          ========


Weighted average number of
  equivalent limited partnership
  units outstanding during the period                8,335             9,672
                                                  ========          ========





The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                   For the three months ended March 31, 2002

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount        Total
                                  _______     _____     ______        _____

Balance, January 1, 2002          $28,999     41,334  $1,872,233   $1,901,232

Cash distributions                (28,000)      -       (772,000)    (800,000)

Net income                          3,500       -         39,741       43,241
                                  _______     ______  __________   __________

Balance, March 31, 2002           $ 4,499     41,334  $1,139,974   $1,144,473
                                  =======     ======  ==========   ==========





























The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2002 and 2001
                                  (Unaudited)

                                                     2002           2001
                                                  _________      _________
Cash flows from operating activities:
     Net income                                  $   43,241       $ 45,727
                                                 __________       ________
     Adjustments to reconcile net income to
      net cash provided by  operating activities:
     Depreciation                                    68,504         82,447
     (Increase) decrease in accounts receivable       2,183        (30,000)
     (Increase) decrease in due from related
      parties                                       (45,396)        24,803
     Increase (decrease) in lease rents paid
      in advance                                      2,067          1,863
     Increase (decrease) in accounts payable
      and accrued expenses                          (44,001)           684
     Increase (decrease) in due to related
      parties                                           946         37,586
                                                 __________       ________
                                                    (15,697)       117,383
                                                 __________       ________
     Net cash provided by operating activities       27,544        163,110
                                                 __________       ________
Cash flows from investing activities:
     Acquisition of equipment                          -           (15,175)
     Proceeds from direct financing leases,
      net of earned income                          146,756        112,072
                                                 __________       ________
     Net cash provided by investing activities      146,756         96,897
                                                 __________       ________
Cash flows from financing activities:
     Distributions                                 (800,000)      (100,000)
                                                 __________       ________

     Net cash used in financing activities         (800,000)      (100,000)
                                                 __________       ________
     Increase (decrease) in cash and
      cash equivalents                             (625,700)       160,007
     Cash and cash equivalents, beginning
      of period                                   1,032,557        662,734
                                                 __________       ________
     Cash and cash equivalents, end of period    $  406,857       $822,741
                                                 ==========       ========



The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2002

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

    The approximate net investment in direct financing leases as of March 31, 2002 is as follows (unaudited):

          Minimum lease payments to be received       $416,000
          Unearned rental income                       (18,000)
                                                      ________
                                                      $398,000
                                                      ========

    The Fund also has equipment under operating leases. The Fund's operat-ing leases are for initial lease terms of 17 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and re-lated expenses of its rental equipment during the initial lease terms and so, the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.
    Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment.

                      FIDELITY LEASING INCOME FUND IV, L.P.

1.  EQUIPMENT LEASED (continued)

    The future approximate minimum rentals to be received on noncancel-lable operating and direct financing leases as of March 31, 2002 are as follows:

      Years Ending December 31             Operating     Direct Financing
      ________________________             _________     ________________

                2002                       $283,000         $293,000
                2003                        134,000          123,000
                                           ________         ________
                                           $417,000         $416,000
                                           ========         ========

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 6% of rental payments from equipment under operating leases and 3% of rental payments (as opposed to unearned income) on full pay-out leases for administrative and management services per-formed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

    Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31, 2002 and 2001 (unaudited):

                                               2002             2001
                                             ________         ________

          Management fee                     $16,170          $14,750
          Reimbursable costs                  10,987           14,700

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

                      FIDELITY LEASING INCOME FUND IV, L.P.

2.  RELATED PARTY TRANSACTIONS (continued)

    Amounts due from related parties at March 31, 2002 and December 31, 2001 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 2002 and December 31, 2001 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $100,000 in May 2002 for the three months ended March 31, 2002, to all admitted partners as of March 31, 2002.

                      FIDELITY LEASING INCOME FUND IV, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $152,269 and $165,713 for the three months ended March 31, 2002 and 2001, respectively. Rental income from the leasing of equipment and earned income on direct financing leases accounted for 97% and 96% of total revenues for the first quarter of 2002 and 2001, respectively. The decrease in revenues was partially attributable to the decrease in rental income. Rental income decreased by approximately $6,000 in 2002 because of equipment that come off lease and renewed at lower rental rates or terminated and was sold since March 2001. Additionally, earned income on direct financing leases decreased during the quarter ended March 31, 2002 because of the monthly amortization of unearned income using the interest method. The early termination of certain direct financing leases in the last six months of 2001 and the first quarter of 2002 also accounted for the decrease in earned income on direct financing leases during the quarter ended
March 31, 2002. The decrease in this account also accounted for the total decrease in revenues in the first quarter of 2002 compared to the first quarter of 2001.

    Expenses were $109,028 and $119,986 during the three months ended
March 31, 2002 and 2001, respectively.  Depreciation expense comprised
63% and 69% of total expenses during the first quarter of 2002 and 2001, respectively. The decrease in expenses between the first quarter of 2002 and 2001 was primarily attributable to the decrease in depreciation expense. Depreciation expense decreased in 2002 because of equipment that became fully depreciated or terminated and was sold since March 31, 2001. General and administrative expense to related party also decreased in the first quarter of 2002. The decrease in this account was caused by the decrease in costs incurred to the General Partner or its parent company for managing the Fund. However, the increase in general and administrative expense re-duced the overall decrease in expenses during the first quarter of 2002.
The increase in this account was a result of the increase in various ex-penses incurred to operate the Fund on a daily basis.

    For the three months ended March 31, 2002 and 2001, the Fund had net income of $43,241 and $45,727, respectively. The net income per equiva-lent limited partnership unit, after net income allocated to the General Partner was $4.77 and $4.37 based on a weighted average number of equiva-lent limited partnership units outstanding of 8,335 and 9,672 for the quarter ended March 31, 2002 and 2001, respectively.

    The Fund generated cash from operations of $111,745 and $128,174, for the purpose of determining cash available for distribution for the quarter ended March 31, 2002 and 2001, respectively. The Fund distributed $100,000 to partners in both May 2002 and 2001 for the first quarter of 2002 and 2001, respectively. A cash distribution of $800,000 was paid to partners

                      FIDELITY LEASING INCOME FUND IV, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

during the first quarter of 2002 for the months of October, November and December 2001. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to pur-chase equipment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in previous periods and for lease terms consistent with the plan of dissolution. There were no purchases of equipment subject to operating leases made during the first quarter of 2002. During the first quarter of 2001, the Fund pur-chased $15,175 of equipment subject to an operating lease. The equipment purchased during this quarter represents an upgrade to an existing lease schedule.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND IV, L.P.

                                 March 31, 2002

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

                     FIDELITY LEASING INCOME FUND IV, L.P.




            5-14-02     By:  /s/ Crit S. DeMent
                             ____________________________
                             Crit S. DeMent
                             Chairman of the Board of Directors
                             and President of LEAF Financial Corporation
                             (Principal Executive Officer)



            5-14-02     By:  /s/ Miles Herman
                             ____________________________
                             Miles Herman
                             Vice President and Director of
                             LEAF Financial Corporation



            5-14-02     By:  /s/ Freddie M. Kotek
                             ____________________________
                             Freddie M. Kotek
                             Director of LEAF Financial Corporation



            5-14-02     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President and Treasurer of
                             LEAF Financial Corporation
                             (Principal Financial Officer)