Form 10-Q
period 2002-06-30
FIDELITY LEASING INCOME FUND IV L P
filed 2002-08-13
CIK 810363

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-18497

                       Fidelity Leasing Income Fund VI, L.P.
________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                              23-2540929
________________________________________________________________________
    (State of organization)         (I.R.S. Employer Identification No.)

    1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania 19103
________________________________________________________________________
   (Address of principal executive offices)                (Zip code)

                               (215) 574-1636
_____________________________________________________________________
           (Registrant's telephone number, including area code)

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

                      FIDELITY LEASING INCOME FUND VI, L.P.

                                 BALANCE SHEETS
                                     ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             2002                     2001
                                        ______________           _____________

Cash and cash equivalents                 $3,818,900               $4,177,291

Accounts receivable                          210,695                  291,958

Due from related parties                       2,238                   17,397

Net investment in direct financing
 leases                                    1,847,061                4,008,473

Equipment under operating leases
 (net of accumulated depreciation
 of $575,209 and $513,083, respectively)     297,874                  370,035

Equipment held for sale or lease             431,255                  431,255
                                          __________               __________
       Total assets                       $6,608,023               $9,296,409
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   42,590               $   55,888

     Accounts payable and
      accrued expenses                        33,805                   19,889

     Due to related parties                    6,047                   25,248
                                          __________               __________
       Total liabilities                      82,442                  101,025

Partners' capital                          6,525,581                9,195,384
                                          __________               __________
       Total liabilities and
        partners' capital                 $6,608,023               $9,296,409
                                          ==========               ==========



The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               Three Months Ended         Six Months Ended
                                     June 30                  June 30
                                2002        2001          2002        2001
                                ____        ____          ____        ____

Income:
   Earned income on direct
    financing leases          $ 71,438    $125,109     $151,191    $253,403
   Rentals                      42,230      71,247       91,413     167,269
   Interest                     23,515      24,672       48,414      44,934
   Gain on sale of equipment,
    net                           -          3,152         -         46,259
   Other                         1,987       2,801        3,605       7,242
                              ________    ________     ________    ________

                               139,170     226,981      294,623     519,107
                              ________    ________     ________    ________

Expenses:
   Depreciation                 32,736      36,735       72,161     118,113
   General and administrative   47,881      32,181       86,847      62,630
   General and administrative
    to related party            36,894      35,289       79,937      68,440
   Management fee to related
    party                       28,536      20,223       50,481      41,399
                              ________    ________     ________    ________
                               146,047     124,428      289,426     290,582
                              ________    ________     ________    ________

Net income                    $ (6,877)   $102,553     $  5,197    $228,525
                              ========    ========     ========    ========

Net income per equivalent
 limited partnership unit     $  (0.26)   $   3.41     $   0.00    $   7.60
                              ========    ========     ========    ========

Weighted average number of
 equivalent limited partner-
 ship units outstanding
 during the period              24,643      29,801       25,736      29,776
                              ========    ========     ========    ========





The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.
                          STATEMENT OF PARTNERS' CAPITAL

                      For the six months ended June 30, 2002
                                   (Unaudited)

                                General      Limited Partners
                                Partner     Units       Amount         Total
                                _______     _____       ______         _____

Balance, January 1, 2002        $24,450    75,264    $9,170,934     $9,195,384

Cash distributions              (26,750)     -       (2,648,250)    (2,675,000)

Net income                        5,197      -             -             5,197
                                _______    ______    __________     __________

Balance, June 30, 2002          $ 2,897    75,264    $6,522,684     $6,525,581
                                =======    ======    ==========     ==========






























The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.
                             STATEMENTS OF CASH FLOWS
                  For the six months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                     2002          2001
                                                  __________    __________
Cash flows from operating activities:
     Net income                                   $    5,197    $  228,525
                                                  __________    __________
     Adjustments to reconcile net income to
      net cash provided by operating activities:
     Depreciation                                     72,161       118,113
     (Gain) loss on sale of equipment, net              -          (46,259)
     (Increase) decrease in accounts receivable       81,263       (65,974)
     (Increase) decrease in due from
      related parties                                 15,159       (37,493)
     Increase (decrease) in lease rents paid
      in advance                                     (13,298)       26,424
     Increase (decrease) in accounts payable and
      accrued expenses                                13,916       (17,079)
     Increase (decrease) in due to related parties   (19,201)      (20,567)
                                                  __________    __________
                                                     150,000       (42,835)
                                                  __________    __________
     Net cash provided by operating activities       155,197       185,690
                                                  __________    __________
Cash flows from investing activities:
     Investment in direct financing leases              -         (652,894)
     Proceeds from sale of equipment                    -          103,353
     Proceeds from direct financing leases,
      net of earned income                         2,161,412     1,398,361
                                                  __________    __________
     Net cash provided by investing activities     2,161,412       848,820
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                (2,675,000)     (210,000)
                                                  __________    __________
     Net cash used in financing activities        (2,675,000)     (210,000)
                                                  __________    __________
     Increase (decrease) in cash and
      cash equivalents                              (358,391)      824,510
     Cash and cash equivalents, beginning
      of period                                    4,177,291     1,982,752
                                                  __________    __________
     Cash and cash equivalents, end of period     $3,818,900    $2,807,262
                                                  ==========    ==========




The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.
                           NOTES TO FINANCIAL STATEMENTS
                                   June 30, 2002
                                    (Unaudited)

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

1.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accor-dance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 7 to 59 months.

    Unguaranteed residuals for direct financing leases represent the esti-mated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

    The net investment in direct financing leases as of June 30, 2002 is as follows (unaudited):

        Minimum lease payments to be received          $1,107,000
        Unguaranteed residuals                            812,000
        Unearned rental income                            (47,000)
        Unearned residual income                          (25,000)
                                                       __________
                                                       $1,847,000
                                                       ==========

    The Fund's equipment on lease consists of equipment under operating leases. The Fund's operating leases are for initial lease terms of 58 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment. Fund policy is to re-view quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and com-petitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental

                       FIDELITY LEASING INCOME FUND VI, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)


1.  EQUIPMENT LEASED (Continued)

    equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment.

    The future approximate minimum rentals to be received on noncancellable direct financing and operating leases as of June 30, 2002 are as follows:

      Years Ending December 31        Direct Financing       Operating
      ________________________        ________________       _________

                2002                     $  556,000           $ 84,000
                2003                        532,000            117,000
                2004                         19,000               -
                                         __________           ________
                                         $1,107,000           $201,000
                                         ==========           ========

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 5% of rental payments on equipment under operating leases and 2% of rental payments (as opposed to earned income) on full pay-out leases for administrative and management services per-formed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1990 through the end of the most recent quarter, equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash dis-tributions equal to the purchase price of their units plus a 12% cumu-lative compounded priority return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Follow-

                       FIDELITY LEASING INCOME FUND VI, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)


2.  RELATED PARTY TRANSACTIONS (Continued)

    ing is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 2002 and 2001 (unaudited):

                               Three Months Ended         Six Months Ended
                                     June 30                   June 30
                               2002          2001         2002        2001
                               ____          ____         ____        ____

    Management fee           $28,536       $20,223      $50,481     $41,399
    Reimbursable costs        36,894        35,289       79,937      68,440

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc.
    (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    Amounts due from related parties at June 30, 2002 and December 31, 2001 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at June 30, 2002 and December 31, 2001 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTIONS

    The General Partner declared and paid a cash distribution of $35,000 in June 2002 for the month ended April 30, 2002 to all admitted partners as of April 30, 2002. Additionally, the General Partner declared and paid cash distributions of $35,000 and $1,000,000 subsequent to June 30, 2002 for the months ended May 31 and June 30, 2002, respectively, to all ad-mitted partners as of May 31 and June 30, 2002.

                       FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $139,170 and $226,981 for the three months ended June 30, 2002 and 2001, respectively and $294,623 and $519,107 for the six months ended June 30, 2002 and 2001, respectively. Earned income on direct financing leases and rental income from the leasing of equipment accounted for 82% and 87% of total revenues for the second quarter of 2002 and 2001, respectively and 82% and 81% of total revenues for the first six months of 2002 and 2001, respectively.
The decrease in revenues was primarily attributable to the decrease in earned income on direct financing leases. The decrease in this account resulted from the monthly amortization of unearned income using the interest method. Additionally, the early termination of certain direct financing leases in the last six months of 2001 and the first six months of 2002 also accounted for the decrease in earned income on direct financing leases during the six months ended June 30, 2002. The decrease in rental income in 2002 also contributed to the decrease in total revenues during the first six months of 2002. Rental income decreased approximately $76,000 in 2002 because of equipment that terminated and was sold since June 2001. Furthermore, the decrease in net gain on sale of equipment contributed to the decrease in total revenues during the six months ended June 30, 2002. There was no net gain on sale of equipment recognized during the first six months of 2002 compared to $46,259 recognized for the same period in 2001.

    Expenses were $146,047 and $124,428 for the three months ended June 30, 2002 and 2001, respectively and $289,426 and $290,582 for the six months ended June 30, 2002 and 2001, respectively. Depreciation expense comprised
22% and 30% of total expenses for the second quarter of 2002 and 2001, respectively and 25% and 41% of total expenses for the six months ended
June 30, 2002 and 2001, respectively. The decrease in expenses during the six months ended June 30, 2002 was attributable to the net effect of the decrease in depreciation expense and the increase in general and administra-tive expense, general and administrative to related party and management fee to related party. Depreciation expense decreased because of equipment that terminated and was sold since June 2001. General and administrative expense increased by approximately $24,000 as a result of the increase in the costs incurred to operate the Fund on a daily basis. General and administrative expense to related party increased by approximately $11,000 during the first six months of 2002 because of the increase in expenses incurred by the General Partner and its affiliates to manage the Fund. Management fee to related party increased by approximately $9,000 during the first six months of 2002 because of rentals collected on the early termination of two direct financing leases during the second quarter of 2002. Management fee to related party is cal-culated as a percentage of rental receipts.

                       FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund's net income (loss) was ($6,877) and $102,553 for the three months ended June 30, 2002 and 2001, respectively and $5,197 and $228,525 for the six months ended June 30, 2002 and 2001, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were ($0.26) and $3.41 based on a weighted average number of equivalent limited partnership units outstanding of 24,643 and 29,801 for the three months ended June 30, 2002 and 2001, respectively. The earn-ings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $0.00 and $7.60 based on a weighted average number of equivalent limited partnership units outstanding of 25,736 and 29,776 for the six months ended June 30, 2002 and 2001, respectively.

    The Fund generated cash from operations of $25,859 and $136,136, for the purpose of determining cash available for distribution during the quarter end-ed June 30, 2002 and 2001, respectively. The General Partner declared and paid one cash distribution of $35,000 during the second quarter of 2002 for the month of April 2002. Subsequent to June 30, 2002, the General Partner declared and paid cash distributions of $35,000 and $1,000,000 for the months ended May 31 and June 30, 2002, respectively. Subsequent to June 30, 2001, the General Partner declared and paid three cash distributions of $35,000 each for a total of $105,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002 and 2001, the Fund generated $77,358 and $300,379, respectively of cash from operations, for the purpose of determining cash available for distribution. The General Partner declared cash distributions totaling $1,640,000 and $210,000 for the six months ended June 30, 2002 and 2001, respectively. The General Partner declared and paid three cash distri-butions of $35,000 each and one cash distribution of $500,000 during the first six months of 2002. Subsequent to June 30, 2002, the General Partner declared and paid one cash distribution of $35,000 and one cash distribution of $1,000,000 for the first six months of 2002. In addition, the Fund paid three cash distributions totaling $2,070,000 during the first six months of 2002 for the months of October, November and December 2001. For the six months ended June 30, 2001, the Fund paid three cash distributions of $35,000 each during the first six months of 2001 and three cash distributions of $35,000 each subsequent to June 30, 2001. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 2002. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to pur-chase equipment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in

                       FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

previous periods and for lease terms consistent with the plan of dissolution. There was no investment in direct financing leases made for the period ended June 30, 2002. The Fund invested $652,894 in direct financing leases during the six months ended June 30, 2001.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND VI, L.P.
                                  June 30, 2002


Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a)  Exhibits:

              Exhibit No.             Description
              -----------             -----------
              99.1                    Certification pursuant to 18 U.S.C.,
                                      Section 1350, as adopted pursuant to
                                      Section 906 of the Sarbanes-Oxley
                                      Act of 2002

              99.2                    Certification pursuant to 18 U.S.C.,
                                      Section 1350, as adopted pursuant to
                                      Section 906 of the Sarbanes-Oxley
                                      Act of 2002

          b)  Reports on Form 8-K:  None

                                                           Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VI, L.P. (the "Fund") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit S. DeMent, Principal Executive Officer of LEAF Financial Corporation, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit S. DeMent
      ________________________
      Crit S. DeMent
      Principal Executive Officer
      August 13, 2002

                                                           Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VI, L.P. (the "Fund") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer
      August 13, 2002

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                FIDELITY LEASING INCOME FUND VI, L.P.




            8-13-02     By:  /s/ Crit S. DeMent
                             ____________________________
                             Crit S. DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



            8-13-02     By:  /s/ Miles Herman
                             ____________________________
                             Miles Herman
                             President and Director of
                             LEAF Financial Corporation



            8-13-02     By:  /s/ Freddie M. Kotek
                             ____________________________
                             Freddie M. Kotek
                             Director of LEAF Financial Corporation



            8-13-02     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President of Accounting of
                             LEAF Financial Corporation
                             (Principal Financial Officer)