Form 10-Q
period 2002-09-30
FIDELITY LEASING INCOME FUND IV L P
filed 2002-11-14
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

                      FIDELITY LEASING INCOME FUND IV, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                          (Unaudited)            (Audited)
                                         September 30,          December 31,
                                             2002                   2001
                                         _____________          ____________

Cash and cash equivalents                 $  702,290             $1,032,557

Accounts receivable                           16,155                 80,464

Due from related parties                       2,481                  6,685

Net investment in direct
 financing leases                            201,127                544,430

Equipment under operating leases
 (net of accumulated depreciation
 of $1,269,646 and $1,823,534,
 respectively)                               115,785                302,567

Equipment held for sale or lease              31,623                 31,623
                                          __________             __________

       Total assets                       $1,069,461             $1,998,326
                                          ==========             ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   27,432             $   27,510

     Accounts payable and
      accrued expenses                        18,681                 57,560

     Due to related parties                    6,837                 12,024
                                          __________             __________

       Total liabilities                      52,950                 97,094

Partners' capital                          1,016,511              1,901,232
                                          __________             __________
       Total liabilities and
        partners' capital                 $1,069,461             $1,998,326
                                          ==========             ==========

     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND IV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                      September 30          September 30
                                     2002      2001        2002      2001
                                     ____      ____        ____      ____

Income:
     Rentals                       $ 94,429  $142,556    $339,172  $427,668
     Earned income on direct
      financing leases                5,054    14,319      21,461    48,138
     Interest                         4,395     8,529      12,450    21,446
     Gain on sale of equipment, net    -         -         30,360      -
     Other                            1,672     3,689       2,937     5,009
                                   ________  ________    ________  ________

                                    105,550   169,093     406,380   502,261
                                   ________  ________    ________  ________

Expenses:
     Depreciation                    51,114    82,447     186,782   247,342
     General and administrative 10,982 11,255 34,554 30,809 General and administrative
      to related party               11,345    10,540      31,799    28,290
     Management fee to related
      party                           9,835    16,145      37,966    45,027
                                   ________  ________    ________  ________

                                     83,276   120,387     291,101   351,468
                                   ________  ________    ________  ________

Net income                         $ 22,274  $ 48,706    $115,279  $150,793
                                   ========  ========    ========  ========


Net income per equivalent
  limited partnership unit         $   2.45  $   4.77    $  13.22  $  14.66
                                   ========  ========    ========  ========


Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period                   7,666     9,477       7,925     9,572
                                   ========  ========    ========  ========


     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND IV, L.P.

                          STATEMENT OF PARTNERS' CAPITAL

                   For the nine months ended September 30, 2002

                                   (Unaudited)

                                 General     Limited Partners
                                 Partner     Units     Amount       Total
                                 _______     _____     ______       _____

Balance, January 1, 2002          $28,999     41,334  $1,872,233   $1,901,232

Cash distributions                (35,000)      -       (965,000)  (1,000,000)

Net income                         10,500       -        104,779      115,279
                                  _______     ______  __________   __________

Balance, September 30, 2002       $ 4,499     41,334  $1,012,012   $1,016,511
                                  =======     ======  ==========   ==========

























     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2002 and 2001

                                   (Unaudited)

                                                      2002          2001
                                                      ____          ____
Cash flows from operating activities:
     Net income                                   $  115,279    $  150,793
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    186,782       247,342
     Gain on sale of equipment, net                  (30,360)        -
     (Increase) decrease in accounts receivable       64,309       (25,056)
     (Increase) decrease in due from related
      parties                                          4,204        23,434
     Increase (decrease) in lease rents paid
      in advance                                         (78)          495
     Increase (decrease) in accounts payable and
      accrued expenses                               (38,879)       (4,660)
     Increase (decrease) in due to related parties    (5,187)       71,764
                                                  __________    __________
                                                     180,791       313,319
                                                  __________    __________
     Net cash provided by operating activities       296,070       464,112
                                                  __________    __________

Cash flows from investing activities:
     Acquisition of equipment                           -          (15,175)
     Investment in direct financing leases              -         (200,890)
     Proceeds from direct financing leases,
      net of earned income                           343,303       350,002
     Proceeds from sale of equipment                  30,360          -
                                                  __________    __________
     Net cash provided by investing activities       373,663       133,937
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                (1,000,000)     (300,000)
                                                  __________    __________
     Net cash used in financing activities        (1,000,000)     (300,000)
                                                  __________    __________
     Increase (decrease) in cash and
      cash equivalents                              (330,267)      298,049
     Cash and cash equivalents, beginning
      of period                                    1,032,557       662,734
                                                  __________    __________
     Cash and cash equivalents, end of period     $  702,290    $  960,783
                                                  ==========    ==========

     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND IV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2002

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

1.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13.
    This method provides for recognition of income (the excess of the ag-gregate future rentals and unguaranteed residuals recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 24 to 60 months.

    The approximate net investment in direct financing leases as of September 30, 2002 is as follows (unaudited):

          Minimum lease payments to be received          $206,000
          Unearned rental income                           (5,000)
                                                         ________
                                                         $201,000
                                                         ========

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

                      FIDELITY LEASING INCOME FUND IV, L.P.

1.   EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of September 30, 2002 are as follows (unaudited):
                                                                   Direct
            Years Ending December 31               Operating      Financing
            ________________________               _________      _________

                      2002                         $ 94,000       $ 86,000
                      2003                          134,000        120,000
                                                   ________       ________
                                                   $228,000       $206,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 2002 and 2001 (unaudited):

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                   2002        2001        2002         2001
                                   ____        ____        ____         ____

          Management fee         $ 9,835     $16,145     $37,966      $45,027
          Reimbursable costs      11,345      10,540      31,799       28,290

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc.
    (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    Amounts due from related parties at September 30, 2002 and December 31, 2001 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

                      FIDELITY LEASING INCOME FUND IV, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

    Amounts due to related parties at September 30, 2002 and December 31, 2001 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $100,000 in November 2002 for the three months ended September 30, 2002, to all admitted partners as of September 30, 2002.

                      FIDELITY LEASING INCOME FUND IV, L.P


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $105,550 and
$169,093 for the three months ended September 30, 2002 and 2001, respec-tively, and $406,380 and $502,261 for the nine months ended September 30, 2002 and 2001, respectively. Rental income from the leasing of equipment and earned income on direct financing leases accounted for 94% and 93% of total revenues for the third quarter of 2002 and 2001, respectively and 89% and 95% of total revenues for the first nine months of 2002 and 2001, re-spectively. The decrease in revenues during the first nine months of 2002 was primarily attributable to the decrease in rental income on equipment under operating leases. In 2002, rental income decreased by approximately $88,000 because equipment that came off lease and renewed at lower rental rates or terminated and was sold since September 2001. Additionally, the decrease in earned income on direct financing leases also contributed to the overall de-crease in revenues during the nine months ended September 30, 2002. The earned income on direct financing leases decreased in 2002 because of the normal monthly amortization of unearned income using the interest method. Addi-tionally, the early termination of certain direct financing leases in the last two quarters of 2001 and the first nine months of 2002 contributed to the decrease in earned income on direct financing leases during 2002. Further-more, the decrease in interest income also accounted for the overall decrease in revenues during the nine months ended September 30, 2002. Interest income decreased in 2002 because of lower cash balances available for investment by the Fund. The increase in net gain on sale of equipment for the nine months ended September 30, 2002 served to mitigate the overall decrease in revenues. The Fund recognized $30,360 of net gain on sale of equipment during the first nine months of 2002. There was no gain on sale of equipment recognized for the nine months ended September 30, 2001.

    Expenses were $83,276 and $120,387 during the three months ended
September 30, 2002 and 2001, respectively and $291,101 and $351,468 during the nine months ended September 30, 2002 and 2001, respectively. Depreciation expense comprised 61% and 68% of total expenses for the third quarter of 2002 and 2001, respectively and 64% and 70% of total expenses for the first nine months of 2002 and 2001, respectively. The decrease in expenses in 2002 was primarily caused by the decrease in depreciation expense resulting from equipment that came off lease or terminated and was sold since the third quarter of 2001. Additionally, management fee to related party also decreased during the first nine months of 2002 as a direct result of the decrease in rental income on equipment under operating leases and rentals earned on direct financing leases during this period. The decrease in this account also con-tributed to the decrease in total expenses in 2002.

    For the three months ended September 30, 2002 and 2001, the Fund had net income of $22,274 and $48,706, respectively. For the nine months ended September 30, 2002 and 2001, the Fund had net income of $115,279 and $150,793, respectively. The earnings per equivalent limited partnership unit, after

                      FIDELITY LEASING INCOME FUND IV, L.P


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

earnings allocated to the General Partner were $2.45 and $4.77 based on a weighted average number of equivalent limited partnership units outstanding of 7,666 and 9,477 for the quarter ended September 30, 2002 and 2001, re-spectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $13.22 and $14.66 based on a weighted average number of equivalent limited partnership units out-standing of 7,925 and 9,572 for the nine months ended September 30, 2002 and 2001, respectively.

    The Fund generated cash from operations of $73,388 and $131,153, for the purpose of determining cash available for distribution, during the third quarter of 2002 and 2001, respectively and distributed $100,000 to partners in both November 2002 and 2001. For the nine months ended September 30, 2002 and 2001, the Fund generated cash from operations of $271,701 and $398,135 and distributed $200,000 to partners during both the nine months ended September 30, 2002 and 2001 and $100,000 to partners in both November 2002 and 2001.
The Fund also paid a cash distribution of $800,000 during the first nine months of 2002 for the quarter ended December 31, 2001. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to pur-chase equipment with cash available from operations that was not distributed to partners in previous periods. There was no equipment purchased or invest-ment in direct financing leases during the nine months ended September 30, 2002. During the first nine months of 2001, the Fund purchased $15,175, of equipment subject to operating leases and invested $200,890 in direct fi-nancing leases.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

                      FIDELITY LEASING INCOME FUND IV, L.P

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes to the Fund's exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4:  CONTROLS AND PROCEDURES

    The Chief Executive Officer and Chief Financial Officer of LEAF Financial Corporation, the General Partner of the Fund, have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Fund's disclosure controls and procedures as defined in Rules Section 240.13a-14(c) and 240.15d-14(c) are effective.

    There have been no significant changes in the Fund's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant defi-ciencies and material weaknesses.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND IV, L.P.

                                September 30, 2002



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

                     FIDELITY LEASING INCOME FUND IV, L.P.




           11-14-02     By:  /s/ Crit S. DeMent
                             ____________________________
                             Crit S. DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



           11-14-02     By:  /s/ Miles Herman
                             ____________________________
                             Miles Herman
                             President and Director of
                             LEAF Financial Corporation



           11-14-02     By:  /s/ Freddie M. Kotek
                             ____________________________
                             Freddie M. Kotek
                             Director of LEAF Financial Corporation



           11-14-02     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President of Accounting of
                             LEAF Financial Corporation
                             (Principal Financial Officer)

                                CERTIFICATIONS


     I, Crit DeMent, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income IV, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effect-tiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's audit committee of regis-trant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


/s/ Crit DeMent
____________________________
Crit S. DeMent
Chairman of the Board of Directors of LEAF Financial Corporation
(Principal Executive Officer)

                                CERTIFICATIONS


     I, Marianne T. Schuster, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income IV, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effect-tiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's audit committee of regis-trant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


/s/ Marianne T. Schuster
____________________________
Marianne T. Schuster
Vice President of Accounting of LEAF Financial Corporation
(Principal Financial Officer)

                                                                 Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund IV, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit S. DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit S. DeMent
      ________________________
      Crit S. DeMent
      Principal Executive Officer of LEAF Financial Corporation
      November 14, 2002

                                                           Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund IV, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Financial Corporation
      November 14, 2002