Form 10-K
period 2002-12-31
FIDELITY LEASING INCOME FUND IV L P
filed 2003-03-31
CIK 810363

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2002

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

The number of outstanding limited partnership units of the Registrant at December 31, 2002 is 41,334.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 2002, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment leased by the Fund under the operating and direct financing lease methods as of December 31, 2002:

Operating Leases:
                                               Purchase Price    Percentage of
      Type of Equipment                         of Equipment    Total Equipment

      Technical Workstations and Terminals      $  721,185           52.06%
      PCB Assembly Equipment                       271,215           19.58
      Tape Storage Systems                         225,814           16.29
      Electron Microscopes                         139,211           10.05
      Other                                         28,005            2.02
                                                __________          ______
      Totals                                    $1,385,430          100.00%
                                                ==========          ======

Direct Financing Leases:
                                               Purchase Price    Percentage of
      Type of Equipment                         of Equipment    Total Equipment

      PCB Assembly Equipment                    $  561,147           50.16%
      Tape Storage Systems                         314,682           28.13
      Technical Workstations and Terminals         236,449           21.13
      Other                                          6,536            0.58
                                                __________          ______
      Totals                                    $1,118,814          100.00%
                                                ==========          ======

     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equipment leased by the Fund under the operating and direct financing methods as of December 31, 2002:

Operating Leases:
                                               Purchase Price    Percentage of
      Type of Business                          of Equipment    Total Equipment

      Diversified Financial/Banking/Insurance   $  975,005           70.38%
      Manufacturing/Refining                       410,425           29.62
                                                __________          ______
      Totals                                    $1,385,430          100.00%
                                                ==========          ======

Direct Financing Leases:
                                               Purchase Price    Percentage of
      Type of Business                          of Equipment    Total Equipment

      Manufacturing/Refining                    $  561,147           50.16%
      Diversified Financial/Banking/Insurance      322,041           28.78
      Computer/Data Processing                     200,890           17.96
      Education                                     34,736            3.10
                                                __________          ______
      Totals                                    $1,118,814          100.00%
                                                ==========          ======


Average Initial Term of Leases (in months):  42


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

     (b)  Number of Equity Security Holders:

                                                       Number of Partners
                         Title of Class              as of December 31, 2002

                    Limited Partnership Interests              1,563
                    General Partnership Interest                   1

Item 6.  SELECTED FINANCIAL DATA

                                     For the Years Ended December 31,
                           2002        2001         2000         1999         1998
     Total Income      $  509,241     $666,887     $626,847     $882,124   $1,312,608
     Net Income (Loss)    (41,340)     203,404      216,229      391,550      266,144
     Distributions to
      Partners          1,100,000      400,000      400,000      375,000      325,000
     Net Income (Loss)
      per Equivalent
      Limited
      Partnership Unit      (5.26)       17.27        20.41        37.08        25.51
     Weighted Average Number
      of Equivalent Limited
      Partnership Units
      Outstanding During
      the Year              7,782        9,547        9,911       10,183       10,023

                                                 December 31
                          2002         2001         2000         1999         1998
     Total Assets      $1,006,690   $1,998,326   $2,153,297   $2,352,582   $2,324,899
     Equipment under
      Operating Leases
      and Equipment Held
      for Sale or Lease
      (Net)               107,602      334,190      595,877      609,476      591,749
     Net Investment in
      Direct Financing
      Leases              116,643      544,430      833,062      618,763    1,046,488
     Limited Partnership
      Units                41,334       41,334       41,334       41,334       41,379
     Limited Partners       1,563        1,562        1,562        1,562        1,557

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Fund had revenues of $509,241, $666,887 and $626,847 for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in total revenues between 2002 and 2001 was primarily caused by the decrease in rental income generated from equipment under operating leases. Rental income from the leasing of equipment accounted for 85%, 85% and 84% of total income in 2002, 2001 and 2000, respectively. In 2002, rental income decreased by approximately $134,000 because of equipment that terminated and was sold or equipment under operating leases that renewed at lower rental rates. In 2001, rental income increased by approximately $38,000 because of upgrades made to equipment under operating leases during 2001. Additionally, the change in earned income on direct financing leases contributed to the decrease in total revenues in 2002 and the increase in total revenues in 2001. This account decreased in 2002 because of the normal amortization of unearned income using the interest method as well as the early termination of certain direct fi-nancing leases during 2002 and the last six months of 2001. The increase in this account in 2001 resulted from investments made in direct financing leases in 2001 and late 2000. The decrease in interest income during the twelve months ended December 31,2002 and 2001 also contributed to the decrease in revenues in 2002 and lowered the increase in revenues in 2001. The decrease in interest income during 2002 resulted from lower cash balances available for investment by the Fund and lower interest rates earned by the Fund. The decrease in interest income in 2001 was caused by lower interest rates earned. However, the Fund recorded a net gain on sale of equipment of $30,360 for the twelve months ended December 31, 2002 compared to $1,000 for the twelve months ended December 31, 2001 and $300 for the twelve months ended December 31, 2000. The increase in this account served to mitigate the overall decrease in revenues in 2002 and contributed to the increase in total revenues in 2001.

     Expenses were $550,581, $463,483 and $410,618 for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in expenses in 2002 was primarily due to an increase in general and administrative ex-penses. General and administrative expenses increased by $195,000 during the twelve months ended December 31, 2002. This account increased in 2002 because of new state tax laws enacted in the state of New Jersey during 2002. These laws require a partnership to pay a per partner filing fee to the state. The estimated filing fee for the Fund was $187,000 for the year ended December 31, 2002. Depreciation expense comprised 41%, 70% and 71% of total expenses in 2002, 2001 and 2000, respectively. The decrease in depreciation expense served to mitigate the overall increase in expenses in 2002. The decrease in depreciation expense in 2002 was a result of equipment that terminated and was sold during 2002. The increase in depreciation expense in 2001 was the pri-mary cause of the increase in expenses in 2001. The increase in this account was due to equipment purchased during 2001 as well as equipment that was purchased in 2000 for which a full year of depreciation was recorded in 2001 and only a portion of the twelve months was recorded in 2000. The decrease in management fee to related party also mitigated the increase in expenses in 2002 and the increase in this account in 2001 contributed to the increase in expenses in 2001. Management fee to related party fluctuated directly with the fluctuation in rentals earned on both operating and direct financing leases in 2002, 2001 and 2000.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

     The Fund's net income (loss) was $(41,340), $203,404 and $216,229 for the years ended December 31, 2002, 2001 and 2000, respectively. The earnings
(loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were $(5.26), $17.27 and $20.41 for the years ended December 31, 2002, 2001 and 2000, respectively. The weighted average number of equivalent limited partnership units outstanding were 7,782, 9,547 and 9,911 for 2002, 2001 and 2000, respectively.

     The Fund generated cash from operations of $154,888, $526,626 and $506,499, for the purpose of determining cash available for distribution, for the years ended December 31, 2002, 2001 and 2000, respectively. The
Fund distributed $300,000 during each of the periods from April 1 through December 31, 2002, 2001 and 2000. During the first quarter of 2003, 2002 and 2001, the Fund distributed $100,000, $800,000 and $100,000, respectively to partners for the years ended December 31, 2002, 2001 and 2000. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

Analysis of Financial Condition

     The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liqui-dated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equip-ment for lease or invest in direct financing leases for terms consistent with the plan of dissolution. There was no equipment purchased during the year ended December 31, 2002. During the years ended December 31, 2001 and 2000, the Fund purchased equipment of $62,536 and $276,971, respectively. The
Fund did not invest in any direct financing leases during the year ended December 31, 2002. The Fund invested $200,890 and $425,941 in direct fi-nancing leases during the twelve months ended December 31, 2001 and 2000, respectively.

     The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

     The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next fiscal year.

Recent Accounting Pronouncements

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management expects to adopt SFAS
No. 143 on January 1, 2003 and is currently determining the impact of this standard on its financial statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncements (Continued)

    In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64 and Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS No. 145 eliminates extraordinary accounting treatment for re-porting gain or loss on debt extinguishment, and amends other existing pro-nouncements to make technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on the Fund's financial position, results of operations or cash flows.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this report commencing on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Fund is LEAF Financial Corporation (LEAF). LEAF is a wholly owned subsidiary of Resource Leasing, Inc. which is a wholly owned subsidiary of Resource America, Inc. (Resource America). The Directors and Executive Officers of LEAF are:

     CRIT S. DEMENT, age 50, Chairman of the Board of Directors and Chief Executive Officer of LEAF since February 2002. Chairman of the
     Board of Directors, President and Chief Executive Officer of LEAF from November 2001 to February 2002. President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of CitiCapital Vendor Finance from 1998 to 2001. Vice President of Marketing for Tokai Financial Services from 1987 through 1996.

     CARLOS C. CAMPBELL, age 65, Director of LEAF since May 2002. President of C.C. Campbell and Company (a management consulting firm) since 1985. Director of PICO Holdings, Inc. (a publicly traded diversified holding company) since 1998.

     EDWARD E. COHEN, age 64, Director of LEAF since November 2001. Chairman of the Board of Resource America since 1990. President of Resource America since 2000 and Chief Executive Officer of Resource America since 1988. Chairman of the Managing Board of Directors of Atlas Pipeline Partners GP, LLC (a wholly owned subsidiary of Resource America that is the general partner of a publicly traded limited partnership that owns and operates natural gas pipelines) since its formation in 1999. Chairman of the Board of Directors of Brandywine Construction & Management, Inc. (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen.

     JONATHAN Z. COHEN, age 32, Director of LEAF since November 2001. Chief Operating Officer and a Director of Resource America since 2002. Execu-tive Vice President of Resource America since 2001. Senior Vice Presi-dent of Resource America from 1999 to 2001. Vice President of Resource America from 1998 to 1999. Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999. Trustee and Secretary of RAIT Investment Trust (a publicly traded real estate invest-ment trust) since 1997. Mr. Cohen is the son of Edward E. Cohen.

     MILES HERMAN, age 43, President, Chief Operating Officer and a Director of LEAF since February 2002. Vice President and a Director of LEAF from November 2001 to February 2002. Held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001. Held several management positions in sales, marketing and operations at Tokai Financial Services from 1983 to 1998.

     FREDDIE M. KOTEK, age 47, Director of LEAF since 1996. Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since 1996.

     LINDA RICHARDSON, age 55, Director of LEAF since August 2002. President and Chief Executive Officer of Richardson (a sales training and consulting firm) since 1988. A director of the Pennsylvania Academy of the Fine Arts.

     MARIANNE T. SCHUSTER, age 44, Vice President of Accounting of LEAF since 1984.


Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 2002:

          Name of Individual or         Capacities in
             Number in Group            Which Served         Compensation

            LEAF Financial
             Corporation                General Partner         $47,295(1)
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

           Name of Individual                  Number of
                or Group                      Units Owned

           James S. and Danea T. Riley        2,210.07 (1)

           Odd Lot Liquidity Fund, LLC        2,210.07 (2)

           Sierra Fund 4, LLC                 2,210.07 (3)

           (1) Amount represents beneficial ownership interest through ownership of Odd Lot Liquidity Fund, LLC and Sierra Fund 4, LLC which own 1,942.37 units and 267.70 units, respectively, of the outstanding limited partnership units of the Fund.

           (2) Amount represents direct ownership by Odd Lot Liquidity Fund, LLC of 1,942.37 units and beneficial ownership of
           267.70 units by virtue of group membership and affiliate status with Sierra Fund 4, LLC.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

           (3) Amount represents direct ownership by Sierra Fund 4, LLC of 267.70 units and beneficial ownership of 1,942.37 units by virtue of group membership and affiliate status with Odd Lot Liquidity Fund, LLC.

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


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2002, the Fund was charged $47,295 of management fees by the General Partner. The General Partner will continue to receive 6% or 3% of rental payments on equipment under operating leases or full pay-out leases, respectively for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees.

     The General Partner also receives 3.5% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their units plus a 10% compounded Priority Return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 2002, the General Partner received $38,500 of cash distributions.

     The Fund incurred $43,449 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 2002.


Item 14.  CONTROLS AND PROCEDURES

     The Fund's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-K, that the Fund's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

     (i) this Annual Report on Form 10-K contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-K, and

     (ii) the financial statements, and other financial information included in this Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Fund as of, and for, the periods presented in this Annual Report on Form 10-K.

     There have been no significant changes in the Fund's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect internal con-trols, including any corrective actions with regard to significant deficien-cies and material weaknesses.

                                    PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

     (a) (3) and (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

               Exhibit Numbers             Description              Page Number

                 3(a) & (4)       Amended and Restated Agreement          *
                                      of Limited Partnership

                    (9)                  not applicable

                    (10)                 not applicable

                    (11)                 not applicable

                    (12)                 not applicable

                    (13)                 not applicable

                    (18)                 not applicable

                    (19)                 not applicable

                    (22)                 not applicable

                    (23)                 not applicable

                    (24)                 not applicable

                    (25)                 not applicable

                    (28)                 not applicable

                    99.1                 Certification pursuant to 18     18
                                         U.S.C., Section 1350, as
                                         adopted pursuant to Section
                                         906 of the Sarbanes-Oxley Act
                                         of 2002

                    99.2                 Certification pursuant to 18     19
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

                  FIDELITY LEASING INCOME FUND IV, L.P.
                  A Delaware limited partnership

                  By:  LEAF FINANCIAL CORPORATION

                       /s/ Crit S. DeMent
                  By:  ___________________________
                       Crit DeMent, Chairman

Dated March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                            Date



/s/ Crit S. DeMent
____________________________  Chairman of the Board of Directors        3-31-03
Crit S. DeMent                 of LEAF Financial Corporation
                               (Principal Executive Officer)



/s/ Miles Herman
____________________________  President and Director of                 3-31-03
Miles Herman                   LEAF Financial Corporation



/s/ Jonathan Z. Cohen
____________________________  Director of LEAF Financial Corporation    3-31-03
Jonathan Z. Cohen




/s/ Freddie M. Kotek
____________________________  Director of LEAF Financial Corporation    3-31-03
Freddie M. Kotek



/s/ Marianne T. Schuster
____________________________  Vice President of Accounting of           3-31-03
Marianne T. Schuster           LEAF Financial Corporation
                               (Principal Financial Officer)

                                CERTIFICATIONS


     I, Crit DeMent, certify that:

     1. I have reviewed this annual report on Form 10-K of Fidelity Leasing Income Fund IV, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effect-tiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


/s/ Crit DeMent
____________________________
Crit S. DeMent
Chairman of the Board of Directors of LEAF Financial Corporation,
The General Partner
(Principal Executive Officer)

                                CERTIFICATIONS


     I, Marianne T. Schuster, certify that:

     1. I have reviewed this annual report on Form 10-K of Fidelity Leasing Income Fund IV, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effect-tiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


/s/ Marianne T. Schuster
____________________________
Marianne T. Schuster
Vice President of Accounting of LEAF Financial Corporation,
The General Partner
(Principal Financial Officer)

                                                           Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Fidelity Leasing Income Fund IV,
L.P. (the "Fund") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit S. DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit S. DeMent
      ________________________
      Crit S. DeMent
      Principal Executive Officer of LEAF Financial Corporation
      March 31, 2003

                                                           Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Fidelity Leasing Income Fund IV,
L.P. (the "Fund") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Financial Corporation
      March 31, 2003

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                      Pages

          Report of Independent Certified Public Accountants           F-2

          Balance Sheets as of December 31, 2002 and 2001              F-3

          Statements of Operations for the years ended
           December 31, 2002, 2001 and 2000                            F-4

          Statements of Partners' Capital for the years ended
           December 31, 2002, 2001 and 2000                            F-5

          Statements of Cash Flows for the years ended
           December 31, 2002, 2001 and 2000                            F-6

          Notes to Financial Statements                             F-7 - F-13



























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund IV, L.P.

     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund IV, L.P. as of December 31, 2002 and 2001, and the related state-ments of operations, partners' capital and cash flows for each of the three years in the period ending December 31, 2002. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund IV, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




Grant Thornton LLP
Philadelphia, Pennsylvania
February 7, 2003

                      FIDELITY LEASING INCOME FUND IV, L.P.

                                      BALANCE SHEETS


                                          ASSETS
                                                             December 31,

                                                      2002                 2001
     Cash and cash equivalents                    $  737,755           $1,032,557

     Accounts receivable                              31,965               80,464

     Due from related parties                         12,725                6,685

     Net investment in direct financing leases       116,643              544,430

     Equipment under operating leases
      (net of accumulated depreciation
      of $1,309,452 and $1,823,534,
      respectively)                                   75,979              302,567

     Equipment held for sale or lease                 31,623               31,623
                                                  __________           __________

              Total assets                        $1,006,690           $1,998,326
                                                  ==========           ==========


                              LIABILITIES AND PARTNERS' CAPITAL
     Liabilities:

           Lease rents paid in advance            $   27,432           $   27,510

           Accounts payable and
            accrued expenses                         207,598               57,560

           Due to related parties                     11,768               12,024
                                                  __________           __________

              Total liabilities                      246,798               97,094

     Partners' capital                               759,892            1,901,232
                                                  __________           __________

              Total liabilities and
               partners' capital                  $1,006,690           $1,998,326
                                                  ==========           ==========



The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                                 STATEMENTS OF OPERATIONS
                                                  For the years ended December 31,

                                                 2002           2001           2000
     Income:
       Rentals                                 $433,601       $567,321       $529,386
       Earned income on direct
        financing leases                         24,553         61,537         44,277
       Interest                                  16,997         30,459         40,817
       Gain on sale of equipment, net            30,360          1,000            300
       Other                                      3,730          6,570         12,067
                                               ________       ________       ________

                                                509,241        666,887        626,847
                                               ________       ________       ________

     Expenses:
       Depreciation                             226,588        324,222        290,570
       General and administrative               233,249         38,515         34,404
       General and administrative to
        related party                            43,449         39,586         43,459
       Management fee to related party           47,295         61,160         42,185
                                               ________       ________       ________
                                                550,581        463,483        410,618
                                               ________       ________       ________

     Net income (loss)                        ($ 41,340)      $203,404       $216,229
                                               ========       ========       ========

     Net income (loss) per equivalent
      limited partnership unit                ($   5.26)      $  17.27       $  20.41
                                               ========       ========       ========

     Weighted average number of
      equivalent limited partnership
      units outstanding during the year           7,782          9,547          9,911
                                               ========       ========       ========











The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                              STATEMENT OF PARTNERS' CAPITAL
                    For the years ended December 31, 2002, 2001 and 2000


                                         General      Limited Partners
                                         Partner     Units       Amount        Total
                                         _______     __________________        _____

     Balance, January 1, 2000            $ 4,499     41,334   $2,277,100    $2,281,599

     Cash distributions                  (14,000)      -        (386,000)     (400,000)

     Net income                           14,000       -         202,229       216,229
                                         _______     ______   __________    __________

     Balance, December 31, 2000            4,499     41,334    2,093,329     2,097,828

     Cash distributions                  (14,000)      -        (386,000)     (400,000)

     Net income                           38,500       -         164,904       203,404
                                         _______     ______   __________    __________

     Balance, December 31,2001            28,999     41,334    1,872,233     1,901,232

     Cash distributions                  (38,500)      -      (1,061,500)   (1,100,000)

     Net loss                               (413)      -         (40,927)      (41,340)
                                         _______     ______   __________    __________

     Balance, December 31, 2002         ($ 9,914)    41,334   $  769,806    $  759,892
                                         =======     ======   ==========    ==========
















The accompanying notes are an integral part of this financial statement.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                                 STATEMENTS OF CASH FLOWS
                                                  For the years ended December 31,
                                                  2002         2001          2000
     Cash flows from operating activities:
       Net income (loss)                     ($   41,340)   $  203,404    $  216,229
                                              __________    __________    __________
       Adjustments to reconcile net
        income (loss) to net cash provided
        by operating activities:
          Depreciation                           226,588       324,222       290,570
          Gain on sale of equipment, net         (30,360)       (1,000)         (300)
          (Increase) decrease in
           accounts receivable                    48,499       (49,546)        9,676
          (Increase) decrease in due
           from related parties                   (6,040)       24,021       (17,023)
          Increase (decrease) in lease
           rents paid in advance                     (78)        1,318       (25,164)
          Increase (decrease) in accounts
           payable and accrued expenses          150,038        41,258         6,838
          Increase (decrease) in due to
           related parties                          (256)         (951)        2,812
                                              __________    __________    __________
                                                 388,391       339,322       267,409
                                              __________    __________    __________
       Net cash provided by
        operating activities                     347,051       542,726       483,638
                                              __________    __________    __________
     Cash flows from investing activities:
       Acquisition of equipment                     -          (62,536)     (276,971)
       Investment in direct financing leases        -         (200,890)     (425,941)
       Proceeds from direct financing
        leases, net of earned income             427,787       489,523       211,642
       Proceeds from sale of equipment            30,360         1,000           300
                                              __________    __________    __________
       Net cash provided by (used in)
        investing activities                     458,147       227,097      (490,970)
                                              __________    __________    __________
     Cash flows from financing activities:
       Distributions                          (1,100,000)     (400,000)     (400,000)
                                              __________    __________    __________
       Net cash used in financing
        activities                            (1,100,000)     (400,000)     (400,000)
                                              __________    __________    __________
       Increase (decrease) in cash
        and cash equivalents                    (294,802)      369,823      (407,332)
       Cash and cash equivalents,
        beginning of year                      1,032,557       662,734     1,070,066
                                              __________    __________    __________
       Cash and cash equivalents,
        end of year                           $  737,755    $1,032,557    $  662,734
                                              ==========    ==========    ==========


The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                           NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund IV, L.P. (the "Fund") was formed in December 1986. The General Partner of the Fund is LEAF Financial Corporation (LEAF). LEAF is a wholly owned subsidiary of Resource Leasing, Inc., which is a wholly owned subsidiary of Resource America, Inc. (Resource America). The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment including printers, tape storage devices, data communications equip-ment, computer terminals, technical workstations and networking equipment, as well as other electronic equipment, that is leased to third parties throughout the United States on a short-term basis.

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

     Concentrations of credit risk with respect to accounts receivables are due to the limited dispersion of the Fund's lessees over different industries and geographies.

Impairment of Long-Lived Assets

     The Fund adopted Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on January 1, 2002. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed by sale. SFAS No. 144 changes the requirements relating to reporting the effects of a disposal or discontinuation of a business segment.

     The Fund reviews its assets to determine if it has any long-lived assets that are carried on the books for an amount that may not be recoverable. If it is determined that an asset's estimated future cash flows will not be suf-ficient to recover its carrying amount, an impairment charge will be recorded. The adoption of SFAS No. 144 did not have any material effect on the Fund's financial position, results of operations or cash flows.

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

                       FIDELITY LEASING INCOME FUND IV, L.P.

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

Recent Accounting Pronouncements

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management expects to adopt SFAS
No. 143 on January 1, 2003 and is currently determining the impact of this standard on its financial statements.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64 and Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS No. 145 eliminates extraordinary accounting treatment for re-porting gain or loss on debt extinguishment, and amends other existing pro-nouncements to make technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on the Fund's financial position, results of operations or cash flows.

3.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

     Cash distributions (except for the period from January 1, 1992 through June 30, 1996), if any, are made annual as follows: 96.5% to the Limited Partners and 3.5% to the General Partner, until the Limited Partners have received an amount equal to the purchase price of their units, plus a 10% compounded priority return (an amount equal to 10% compounded annually on the portion of the purchase price not previously distributed); thereafter, 90% to the Limited Partners and 10% to the General Partner.

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

     The Fund's direct financing leases are for initial lease terms ranging from 24 to 60 months. The approximate net investment in direct financing leases as of December 31, 2002 is as follows:

              Net minimum lease payments to be received          $119,000
              Unearned rental income                               (2,000)
              Unguaranteed residuals                                 -
                                                                 ________
                                                                 $117,000
                                                                 ========

     The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of December 31 are as follows:

                                                            Direct
                                     Operating             Financing

                  2003                $137,000              $119,000
                                      ________              ________
                                      $137,000              $119,000
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

                       FIDELITY LEASING INCOME FUND IV, L.P.

5.  RELATED PARTY TRANSACTIONS (Continued)

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs charged by the General Partner and its parent company during the years ended December 31:

                                        2002         2001        2000

        Management fee                $47,295      $61,160     $42,185
        Reimbursable costs             43,449       39,586      43,459

     During 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc. (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relation-ship with TBI.

     Amounts due from related parties at December 31, 2002 and 2001 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 2002 and 2001 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  MAJOR CUSTOMERS

     For the year ended December 31, 2002, three customers accounted for 68%, 13% and 12% of the Fund's rental income. For the year ended December 31, 2001, three customers accounted for 54%, 30% and 10% of the Fund's rental income.
For the year ended December 31, 2000, three customers accounted for 50%, 32% and 10% of the Fund's rental income.

7.  CASH DISTRIBUTIONS

     Below is a summary of the quarterly cash distributions paid to partners during the years ended December 31:

        Month of Distribution               2002           2001           2000
               February                $  800,000       $100,000       $100,000
               May                        100,000        100,000        100,000
               August                     100,000        100,000        100,000
               November                   100,000        100,000        100,000
                                       __________       ________       ________
                                       $1,100,000       $400,000       $400,000
                                       ==========       ========       ========

                      FIDELITY LEASING INCOME FUND IV, L.P.

7.  CASH DISTRIBUTIONS (Continued)

     In addition, the General Partner declared and paid a cash distribution of $100,000 in February 2003 for the three months ended December 31, 2002, to all admitted partners as of December 31, 2002.

8.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following table summarizes the results of operations on a quarterly basis during 2002 and 2001:


                                                                  2002
                                                 ----------------------------------------
                                                 Fourth      Third     Second      First
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
   Income:
     Rentals                                   $ 94,429   $ 94,429   $108,400   $136,343
     Earned income on direct financing
      leases                                      3,092      5,054      5,583     10,824
     Interest                                     4,547      4,395      3,418      4,637
     Gain on sale of equipment, net                -          -        30,360       -
     Other                                          793      1,672        800        465
                                               ________   ________   ________   ________

   Total income                                 102,861    105,550    148,561    152,269
                                               ________   ________   ________   ________

   Expenses:

     Depreciation                                39,806     51,114     67,164     68,504
     General and administrative                 198,695     10,982     10,205     13,367
     General and administrative to
      related party                              11,650     11,345      9,467     10,987
     Management fee to related party              9,329      9,835     11,961     16,170
                                               ________   ________   ________   ________

   Total expenses                               259,480     83,276     98,797    109,028
                                               ________   ________   ________   ________

   Net income (loss)                          ($156,619)  $ 22,274   $ 49,764   $ 43,241
                                               ========   ========   ========   ========

   Net income (loss) per equivalent
    limited partnership unit                  ($  18.43)  $   2.45   $   5.95   $   4.77
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