Form 10-Q
period 2003-03-31
FIDELITY LEASING INCOME FUND IV L P
filed 2003-05-15
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS
                                       ASSETS

                                          (Unaudited)             (Audited)
                                           March 31,             December 31,
                                             2003                    2002
                                          ___________            ____________

Cash and cash equivalents                   $836,672             $  737,755

Accounts receivable                              246                 31,965

Due from related parties                       9,000                 12,725

Net investment in direct
 financing leases                             45,446                116,643

Equipment under operating leases
 (net of accumulated depreciation
 of $1,190,804 and $1,309,452,
 respectively)                                55,415                 75,979

Equipment held for sale or lease              31,623                 31,623
                                            ________             __________

       Total assets                         $978,402             $1,006,690
                                            ========             ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance            $ 27,432             $   27,432

     Accounts payable and
      accrued expenses                       254,260                207,598

     Due to related parties                    9,750                 11,768
                                            ________             __________

       Total liabilities                     291,442                246,798

Partners' capital                            686,960                759,892
                                            ________             __________
       Total liabilities and
        partners' capital                   $978,402             $1,006,690
                                            ========             ==========

The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND IV, L.P.

                             STATEMENTS OF OPERATIONS
                For the three months ended March 31, 2003 and 2002

                                   (Unaudited)

                                                    2003              2002
                                                  ________          ________

Income:
     Rentals                                      $ 89,467          $136,343
     Earned income on direct financing leases        1,624            10,824
     Interest                                        4,692             4,637
     Gain on sale of equipment                      27,000              -
     Other                                             810               465
                                                  ________          ________

                                                   123,593           152,269
                                                  ________          ________

Expenses:
     Depreciation                                   20,564            68,504
     General and administrative                     58,625            13,367
     General and administrative to related
       party                                         8,892            10,987
     Management fee to related party                 8,444            16,170
                                                  ________          ________

                                                    96,525           109,028
                                                  ________          ________

Net income                                        $ 27,068          $ 43,241
                                                  ========          ========


Net income per equivalent limited
  partnership unit                                $   3.34          $   4.77
                                                  ========          ========


Weighted average number of
  equivalent limited partnership
  units outstanding during the period                7,066             8,335
                                                  ========          ========




The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                   For the three months ended March 31, 2003

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount        Total
                                  _______     _____     ______        _____

Balance, January 1, 2003          ($9,914)    41,334    $769,806     $759,892

Cash distributions                 (3,500)      -        (96,500)    (100,000)

Net income                          3,500       -         23,568       27,068
                                   ______     ______    ________     ________

Balance, March 31, 2003           ($9,914)    41,334    $696,874     $686,960
                                   ======     ======    ========     ========





























The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2003 and 2002
                                  (Unaudited)

                                                     2003           2002
                                                  _________      _________
Cash flows from operating activities:
     Net income                                    $ 27,068     $   43,241
                                                   ________     __________
     Adjustments to reconcile net income to
      net cash provided by  operating activities:
     Depreciation                                    20,564         68,504
     Gain on sale of equipment                      (27,000)          -
     (Increase) decrease in accounts receivable      31,719          2,183
     (Increase) decrease in due from related
      parties                                         3,725        (45,396)
     Increase (decrease) in lease rents paid
      in advance                                       -             2,067
     Increase (decrease) in accounts payable
      and accrued expenses                           46,662        (44,001)
     Increase (decrease) in due to related
      parties                                        (2,018)           946
                                                   ________     __________
                                                     73,652        (15,697)
                                                   ________     __________
     Net cash provided by operating activities      100,720         27,544
                                                   ________     __________
Cash flows from investing activities:
     Proceeds from sale of equipment                 27,000           -
     Proceeds from direct financing leases,
      net of earned income                           71,197        146,756
                                                   ________     __________
     Net cash provided by investing activities       98,197        146,756
                                                   ________     __________
Cash flows from financing activities:
     Distributions                                 (100,000)      (800,000)
                                                   ________     __________
     Net cash used in financing activities         (100,000)      (800,000)
                                                   ________     __________
     Increase (decrease) in cash and
      cash equivalents                               98,917       (625,700)
     Cash and cash equivalents, beginning
      of period                                     737,755      1,032,557
                                                   ________     __________
     Cash and cash equivalents, end of period      $836,672     $  406,857
                                                   ========     ==========



The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2003

                                  (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regu-lations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read with the audited financial statements and notes thereto as of December 31, 2002 and for the year then ended. The results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

1.  RECENT ACCOUNTING PRONOUNCEMENTS

    The Fund adopted FASB Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect
    Guarantees of Indebtedness of Others" on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.
    FIN 45 applies prospectively to guarantees the Fund issues or modifies subsequent to December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial position or results of operations of the Fund.

    In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest

FIDELITY LEASING INCOME FUND IV, L.P.

1.  RECENT ACCOUNTING PRONOUNCEMENTS (continued)

    that it acquired before February 1, 2003. The Fund is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The Fund does not anticipate FIN 46 to have a material impact on the financial position or results of operations.

2.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and estimated unguaranteed residuals upon ex-piration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 24 to 58 months.

    The approximate net investment in direct financing leases as of March 31, 2003 is as follows (unaudited):

          Minimum lease payments to be received        $46,000
          Unearned rental income                        (1,000)
                                                       _______
                                                       $45,000
                                                       =======

    The Fund also has equipment under operating leases. The Fund's operat-ing leases are for initial lease terms of 17 to 58 months. Generally, operating leases will not recover all of the undepreciated cost and re-lated expenses of its rental equipment during the initial lease terms and so, the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.
    Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. There were no write-downs of equipment to net realizable records during the three months ended March 31, 2003 and 2002.

                      FIDELITY LEASING INCOME FUND IV, L.P.

2.  EQUIPMENT LEASED (continued)

    The future approximate minimum rentals to be received on noncancel-lable operating and direct financing leases as of March 31, 2003 are as follows:

      Years Ending December 31             Operating     Direct Financing
      ________________________             _________     ________________

                2003                        $49,000          $46,000
                                            _______          _______
                                            $49,000          $46,000
                                            =======          =======


3.  RELATED PARTY TRANSACTIONS

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

    Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31, 2003 and 2002 (unaudited):

                                               2003             2002
                                             ________         ________

          Management fee                     $ 8,444          $16,170
          Reimbursable costs                   8,892           10,987

    The Fund keeps its checking and investment accounts at The Bancorp Bank, ("TBB"). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBB. The Fund maintains a normal banking relationship with TBB.

    Amounts due from related parties at March 31, 2003 and December 31, 2002 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

                      FIDELITY LEASING INCOME FUND IV, L.P.

3.  RELATED PARTY TRANSACTIONS (continued)

    Amounts due to related parties at March 31, 2003 and December 31, 2002 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

4.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distrion of $100,000 during the first quarter of 2003 for the quarter ended December 31, 2002.
    The General Partner declared a cash distribution of $100,000 in May 2003 for the three months ended March 31, 2003, to all admitted partners as of March 31, 2003.

                      FIDELITY LEASING INCOME FUND IV, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $123,593 and $152,269 for the three months ended March 31, 2003 and 2002, respectively. Rental income from the leasing of equipment and earned income on direct financing leases accounted for 74% and 97% of total revenues for the first quarter of 2003 and 2002, respectively. The decrease in revenues was primarily attributable to the decrease in rental income. Rental income decreased by approximately $47,000 in 2003 because of equipment that terminated and was sold since March 2002. Additionally, earned income on direct financing leases decreased during the quarter ended March 31, 2003 because of the monthly amortization of unearned income using the interest method as well as the termination of certain direct financing leases during 2002. The decrease in this account contributed to the decrease in total revenues during the quarter ended March 31, 2003. The gain on sale of equipment of $27,000 mitigated the overall decrease in revenues in 2003. There was no gain on sale of equipment during the quarter ended
March 31, 2002.

    Expenses were $96,525 and $109,028 during the three months ended
March 31, 2003 and 2002, respectively.  Depreciation expense comprised
21% and 63% of total expenses during the first quarter of 2003 and 2002, respectively. The decrease in expenses between the first quarter of 2003 and 2002 was primarily attributable to the decrease in depreciation expense. Depreciation expense decreased in 2003 because of equipment that became fully depreciated or terminated and was sold since March 31, 2002. The decrease in management fee to related party also contributed to the overall decrease in expenses. Management fee to related party decreased as a result of lower rentals received on both operating and direct financing leases during the first quarter of 2003 compared to the first quarter of 2002. However, the increase in general and administrative expense during the first quarter of 2003 lowered the overall decrease in expenses during this period. The increase in this account was primarily related to the accrual of filing fees to the state of New Jersey. The state of New Jersey enacted new legislation in 2002 that requires a partnership to pay a per partner filing fee to the state with its tax return.

    For the three months ended March 31, 2003 and 2002, the Fund had net income of $27,068 and $43,241, respectively. The net income per equiva-lent limited partnership unit, after net income allocated to the General Partner was $3.34 and $4.77 based on a weighted average number of equiva-lent limited partnership units outstanding of 7,066 and 8,335 for the quarter ended March 31, 2003 and 2002, respectively.

    The Fund generated cash from operations of $20,632 and $111,745, for the purpose of determining cash available for distribution for the quarter ended March 31, 2003 and 2002, respectively. The Fund distributed $100,000 to partners in both May 2003 and 2002 for the first quarter of 2003 and 2002, respectively. A cash distribution of $100,000 was paid to partners

                      FIDELITY LEASING INCOME FUND IV, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

during the first quarter of 2003 for the quarter ended December 31, 2002. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies through termination of the Fund.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

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

    There have been no significant changes in the Fund's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND IV, L.P.

                                 March 31, 2003

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a)  Exhibit No.             Description
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

                     FIDELITY LEASING INCOME FUND IV, L.P.




            5-15-03     By:  /s/ Crit DeMent
                             ____________________________
                             Crit DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



            5-15-03     By:  /s/ Miles Herman
                             ____________________________
                             Miles Herman
                             President and Director of
                             LEAF Financial Corporation



            5-15-03     By:  /s/ Freddie M. Kotek
                             ____________________________
                             Freddie M. Kotek
                             Director of LEAF Financial Corporation



            5-15-03     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President of Accounting of
                             LEAF Financial Corporation
                             (Principal Financial Officer)

                                CERTIFICATIONS


     I, Crit DeMent, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income Fund IV, L.P.;

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

Date:  May 15, 2003


/s/ Crit DeMent
____________________________
Crit DeMent
Chairman of the Board of Directors of LEAF Financial Corporation,
The General Partner
(Principal Executive Officer)

                                CERTIFICATIONS


     I, Marianne T. Schuster, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income Fund IV, L.P.;

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

Date:  May 15, 2003


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

                                                           Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund IV, L.P. (the "Fund") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit DeMent
      ________________________
      Crit DeMent
      Principal Executive Officer of LEAF Financial Corporation
      May 15, 2003

                                                           Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund IV, L.P. (the "Fund") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Financial Corporation
      May 15, 2003