Form 10-Q
period 2003-06-30
FIDELITY LEASING INCOME FUND IV L P
filed 2003-08-14
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes  __X__  No _____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Part I:  Financial Information
Item 1:  Financial Statements

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS
                                       ASSETS

                                          (Unaudited)             (Audited)
                                            June 30,             December 31,
                                             2003                    2002
                                          ___________            ____________

Cash and cash equivalents                   $640,355             $  737,755

Accounts receivable                            7,725                 31,965

Due from related parties                      53,149                 12,725

Net investment in direct
 financing leases                              7,770                116,643

Equipment under operating leases
 (net of accumulated depreciation
 of $1,202,948 and $1,309,452,
 respectively)                                43,272                 75,979

Equipment held for sale or lease                -                    31,623
                                            ________             __________

       Total assets                         $752,271             $1,006,690
                                            ========             ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance            $ 27,457             $   27,432

     Accounts payable and
      accrued expenses                        23,460                207,598

     Due to related parties                  105,107                 11,768
                                            ________             __________

       Total liabilities                     156,024                246,798

Partners' capital                            596,247                759,892
                                            ________             __________
       Total liabilities and
        partners' capital                   $752,271             $1,006,690
                                            ========             ==========

The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 Three Months Ended        Six Months Ended
                                       June 30                 June 30
                                 2003          2002        2003        2002
                                 ____          ____        ____        ____

Income:
   Rentals                     $86,985      $108,400    $176,452     $244,743
   Earned income on direct
    financing leases               572         5,583       2,196       16,407
   Interest                      4,154         3,418       8,846        8,055
   Gain on sale of equipment         9        30,360      27,009       30,360
   Other                           310           800       1,120        1,265
                               _______      ________    ________     ________

                                92,030       148,561     215,623      300,830
                               _______      ________    ________     ________

Expenses:
   Depreciation                 12,143        67,164      32,707      135,668
   General and administrative   52,170        10,205     110,795       23,572
   General and administrative
    to related party            11,941         9,467      20,833       20,454
   Management fee to related
    party                        6,489        11,961      14,933       28,131
                               _______      ________    ________     ________

                                82,743        98,797     179,268      207,825
                               _______      ________    ________     ________

Net income                     $ 9,287      $ 49,764    $ 36,355     $ 93,005
                               =======      ========    ========     ========

Net income per equivalent
  limited partnership unit     $  0.89      $   5.95    $   4.32     $  10.68
                               =======      ========    ========     ========

Weighted average number of
  equivalent limited
  partnership units outstanding
  during the period              6,530         7,774       6,798        8,054
                               =======      ========    ========     ========




The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                     For the six months ended June 30, 2003

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount        Total
                                  _______     _____     ______        _____

Balance, January 1, 2003          ($9,914)    41,334    $769,806     $759,892

Cash distributions                 (7,000)      -       (193,000)    (200,000)

Net income                          7,000       -         29,355       36,355
                                   ______     ______    ________     ________

Balance, June 30, 2003            ($9,914)    41,334    $606,161     $596,247
                                   ======     ======    ========     ========





























The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                              STATEMENTS OF CASH FLOWS
                  For the six months ended June 30, 2003 and 2002
                                    (Unaudited)

                                                     2003          2002
                                                   ________      ________
Cash flows from operating activities:
     Net income                                    $ 36,355    $   93,005
                                                   ________    __________
     Adjustments to reconcile net income to net
      cash (used in) provided by operating
      activities:
     Depreciation                                    32,707       135,668
     Gain on sale of equipment                      (27,009)      (30,360)
     (Increase) decrease in accounts receivable      24,240        38,263
     (Increase) decrease in due from
      related parties                               (40,424)        6,448
     Increase (decrease) in lease rents paid
      in advance                                         25           (78)
     Increase (decrease) in accounts payable and
      accrued expenses                             (184,138)      (44,024)
     Increase (decrease) in due to related
      parties                                        93,339        (7,910)
                                                   ________    __________
                                                   (101,260)       98,007
                                                   ________    __________
     Net cash (used in) provided by
      operating activities                          (64,905)      191,012
                                                   ________    __________
Cash flows from investing activities:
     Proceeds from direct financing leases, net
      of earned income                              108,873       256,281
     Proceeds from sale of equipment                 58,632        30,360
                                                   ________    __________
     Net cash provided by investing activities      167,505       286,641
                                                   ________    __________
Cash flows from financing activities:
     Distributions                                 (200,000)     (900,000)
                                                   ________    __________
     Net cash used in financing activities         (200,000)     (900,000)
                                                   ________    __________
     (Decrease) increase in cash and
      cash equivalents                              (97,400)     (422,347)
     Cash and cash equivalents, beginning
      of period                                     737,755     1,032,557
                                                   ________    __________
     Cash and cash equivalents, end of period      $640,355    $  610,210
                                                   ========    ==========


The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 2003

                                  (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regu-lations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read with the audited financial statements and notes thereto as of December 31, 2002 and for the year then ended. The results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

1.  RECENT ACCOUNTING PRONOUNCEMENTS

    The Fund adopted FASB Interpretation 45 (FIN 45), "Guarantor's Account-ing and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" on January 1, 2003. FIN 45 re-quires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.
    FIN 45 applies prospectively to guarantees the Fund issues or modifies subsequent to December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial position or results of operations of the Fund.

    In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be con-solidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its ex-pected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest

                     FIDELITY LEASING INCOME FUND IV, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


1.  RECENT ACCOUNTING PRONOUNCEMENTS (continued)

    that it acquired before February 1, 2003. The Fund is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The Fund does not anticipate FIN 46 to have a material impact on the financial position or results of operations.

    The Fund adopted Statement of Financial Accounting Standard 149 (SFAS
    No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Management does not anticipate the adoption of SFAS No. 149 to have a material impact on the Fund's financial position or results of operations.

    The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," on May 15, 2003.
    SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Fund's financial position or results of operations

2.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and estimated unguaranteed residuals upon ex-piration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 32 to 58 months.

                      FIDELITY LEASING INCOME FUND IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


2.  EQUIPMENT LEASED (continued)

    The net investment in direct financing leases as of June 30, 2003 and December 31, 2002 is as follows:

                                             June 30, 2003   December 31, 2002
                                              (unaudited)        (audited)
                                             -------------   -----------------

     Minimum lease payments to be received        $7,823         $119,000
     Unearned residual income                        (53)          (2,000)
                                                  ______         ________
                                                  $7,770         $117,000
                                                  ======         ========

    The Fund also has equipment under operating leases. The Fund's operat-ing leases are for initial lease terms of 17 to 58 months. Generally, operating leases will not recover all of the undepreciated cost and re-lated expenses of its rental equipment during the initial lease terms and so, the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.
    Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. There were no write-downs of equipment to net realizable value recorded during the six months ended June 30, 2003 and 2002.

    The future approximate minimum rentals to be received on noncancel-lable operating and direct financing leases as of June 30, 2003 are as follows (unaudited):

      Years Ending December 31             Operating     Direct Financing
      ________________________             _________     ________________

                2003                        $80,000           $8,000
                                            _______           ______
                                            $80,000           $8,000
                                            =======           ======

3.  RELATED PARTY TRANSACTIONS

    The General Partner receives 6% of rental payments from equipment under operating leases and 3% of rental payments (as opposed to unearned income) on full pay-out leases for administrative and management services per-formed on behalf of the Fund. Full pay-out leases are noncancellable

                      FIDELITY LEASING INCOME FUND IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


3.  RELATED PARTY TRANSACTIONS (continued)

    leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

    Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 2003 and 2002 (unaudited):

                                   Three Months Ended       Six Months Ended
                                        June 30                 June 30
                                   2003         2002        2003        2002
                                   ____         ____        ____        ____

          Management fee         $ 6,489      $11,961     $14,933     $28,131
          Reimbursable costs      11,941        9,467      20,833      20,454

    The Fund keeps its checking and investment accounts at The Bancorp Bank,
    (TBB). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBB. The Fund maintains a normal banking relationship with TBB.

    Amounts due from related parties at June 30, 2003 and December 31, 2002 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at June 30, 2003 and December 31, 2002 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds and cash distribution money to be transferred to the distribution account.

4.  CASH DISTRIBUTION

    The General Partner declared and paid two cash distributions of $100,000 each for the quarters ended December 31, 2002 and March 31, 2003 during the six months ended June 30, 2003. The General Partner declared and paid a cash distribution of $800,000 for the quarter ended December 31, 2001 and a cash distribution of $100,000 for the quarter ended March 31, 2002 during the six months ended June 30, 2002.

    The General Partner declared a cash distribution of $100,000 in August 2003 for the three months ended June 30, 2003, to all admitted partners as of June 30, 2003.

                      FIDELITY LEASING INCOME FUND IV, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $92,030 and $148,561 for the three months ended June 30, 2003 and 2002, respectively and $215,623 and $300,830 for the six months ended June 30, 2003 and 2002, respectively. Rental income from the leasing of equipment and earned income on direct financing leases accounted for 95% and 77% of total revenues for the second quarter of 2003 and 2002, respectively and 83% and 87% of total revenues for the first six months of 2003 and 2002, respectively. The de-crease in total revenues for the six months ended June 30, 2003 was caused primarily by the decrease in rental income. Rental income decreased approxi-mately $68,000 in 2003 because of equipment that terminated and was sold since March 31, 2002. Additionally, earned income on direct financing leases decreased during the first six months of 2003 compared to the first six months of 2002 because of the normal monthly amortization of unearned in-come using the interest method as well as the termination of certain direct financing leases since March 2002. The decrease in this account contributed to the overall decrease in revenues in 2003. Furthermore, the decrease in gain on sale of equipment also accounted for the decrease in total revenues in 2003. During the six months ended June 30, 2003, the Fund recognized a gain on sale of equipment of $27,009 compared to $30,360 during the six months ended June 30, 2002.

    Expenses were $82,743 and $98,797 for the second quarter of 2003 and 2002, respectively and $179,268 and $207,825 for the six months ended June 30, 2003 and 2002, respectively. Depreciation expense comprised 15% and 68% of total expenses for the second quarter of 2003 and 2002, respectively and 18% and 65% of total expenses for the six months ended June 30, 2003 and 2002, respectively. The decrease in expenses was primarily due to the decrease in depreciation expense. Depreciation expense decreased during the six months ended June 30, 2003 because of equipment that terminated and was sold subse-quent to March 2002. The decrease in management fee to related party also contributed to the overall decrease in expenses. Management fee to related party decreased as a result of lower rentals received on both operating and direct financing leases during the first six months of 2003 compared to the first six months of 2002. However, the increase in general and administrative expense reduced the overall decrease in expenses during the first six months of 2003. The increase in general and administrative expense of approximately $87,000 resulted from the accrual of filing fees to the state of New Jersey. The state of New Jersey enacted new legislation in 2002 that requires a partnership to pay a per partner filing fee to the state with its tax return.

    The Fund's net income was $9,287 and $49,764 for the second quarter of 2003 and 2002, respectively and $36,355 and $93,005 for the six months ended June 30, 2003 and 2002, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $0.89 and $5.95 based on a weighted average number of equivalent limited partnership units outstanding of 6,530 and 7,774 for the quarter ended
June 30, 2003 and 2002, respectively.  The earnings per equivalent limited

                      FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

partnership unit, after earnings allocated to the General Partner, were $4.32 and $10.68 based on a weighted average number of equivalent limited partnership units outstanding of 6,798 and 8,054 for the first six months of 2003 and 2002, respectively.

    The Fund generated cash from operations of $21,421 and $86,568 for the purpose of determining cash available for distribution, during the second quarter of 2003 and 2002, respectively and distributed $100,000 to partners in both August 2003 and 2002. For the six months ended June 30, 2003 and 2002, the Fund generated cash from operations of $42,053 and $198,313 for the purpose of determining cash available for distribution. The Fund distributed $100,000 to partners during the first six months of both 2003 and 2002 and $100,000 to partners in both August 2003 and 2002 for the six months ended June 30, 2003 and 2002, respectively. A cash distribution of $100,000 was paid to partners during the first quarter of 2003 for the quarter ended December 31, 2002. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies through the dissolution of the Fund.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

Item 4:  CONTROLS AND PROCEDURES

    a) Evaluation of disclosure controls and procedures: Based on their evaluation of the Fund's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the principal executive officer and principal financial officer of LEAF Financial Corporation, the General Partner of the Fund, have concluded that as of the end of the period covered by this Quarterly Report of Form 10-Q, such disclosure controls and procedures are effective to ensure that infor-mation required to be disclosed by the Fund in reports that it files or

                      FIDELITY LEASING INCOME FUND IV, L.P.

submits under the Exchange Act is recorded, processed, summarized and re-ported within the time periods specified in Securities and Exchange Commis-sion rules and forms.

    b) Changes in internal control over financial reporting: During the quarter under report, there was no change in the Fund's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.

                      FIDELITY LEASING INCOME FUND IV, L.P.

                                 June 30, 2003


Part II:  Other Information


Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a)  Exhibit No.             Description
              -----------             -----------
              3(a) & 4                Amended and Restated Agreement of
                                      Limited Partnership*

              31.1                    Rule 13a-14(a)/15d-14(a) Certification

              31.2                    Rule 13a-14(a)/15d-14(a) Certification

              32.1                    Section 1350 Certification

              32.2                    Section 1350 Certification

          b)  Reports on Form 8-K:  None




*Incorporated by reference.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     FIDELITY LEASING INCOME FUND IV, L.P.




            8-14-03     By:  /s/ Crit DeMent
                             ____________________________
                             Crit DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



            8-14-03     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President of Accounting of
                             LEAF Financial Corporation
                             (Principal Financial Officer)

                                                           Exhibit 31.1

                                CERTIFICATIONS


     I, Crit DeMent, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income Fund IV, L.P.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the ef-fectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial re-porting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  August 14, 2003


/s/ Crit DeMent
____________________________
Crit DeMent
Chairman of the Board of Directors of LEAF Financial Corporation,
The General Partner
(Principal Executive Officer)

                                                           Exhibit 31.2

                                CERTIFICATIONS


     I, Marianne T. Schuster, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income Fund IV, L.P.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the ef-fectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial re-porting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  August 14, 2003


/s/ Marianne T. Schuster
____________________________
Marianne T. Schuster
Vice President of Accounting of LEAF Financial Corporation,
The General Partner
(Principal Financial Officer)

                                                           Exhibit 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund IV, L.P. (the "Fund") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit DeMent
      ________________________
      Crit DeMent
      Principal Executive Officer of LEAF Financial Corporation
      August 14, 2003



      A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Fidelity Leasing Income Fund IV and will be retained by the Fund and furnished to the Securities and Exchange Commission or its staff upon request.

                                                           Exhibit 32.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund IV, L.P. (the "Fund") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Financial Corporation
      August 14, 2003



      A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Fidelity Leasing Income Fund IV and will be retained by the Fund and furnished to the Securities and Exchange Commission or its staff upon request.