Form 10-Q
period 2003-09-30
FIDELITY LEASING INCOME FUND IV L P
filed 2003-11-14
CIK 810363

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

                        FIDELITY LEASING INCOME FUND IV, L.P.

                                   BALANCE SHEETS
                                       ASSETS

                                          (Unaudited)             (Audited)
                                         September 30,           December 31,
                                             2003                    2002
                                          ___________            ____________

Cash and cash equivalents                   $524,374             $  737,755

Accounts receivable                           16,672                 31,965

Due from related parties                       9,056                 12,725

Net investment in direct
 financing leases                               -                   116,643

Equipment under operating leases
 (net of accumulated depreciation
 of $1,211,044 and $1,309,452,
 respectively)                                35,176                 75,979

Equipment held for sale or lease                -                    31,623
                                            ________             __________

       Total assets                         $585,278             $1,006,690
                                            ========             ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance            $ 27,458             $   27,432

     Accounts payable and
      accrued expenses                        59,181                207,598

     Due to related parties                   12,649                 11,768
                                            ________             __________

       Total liabilities                      99,288                246,798

Partners' capital                            485,990                759,892
                                            ________             __________
       Total liabilities and
        partners' capital                   $585,278             $1,006,690
                                            ========             ==========

The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                      September 30          September 30
                                     2003      2002        2003      2002
                                     ____      ____        ____      ____

Income:
     Rentals                        $44,439  $ 94,429    $220,891  $339,172
     Earned income on direct
      financing leases                   53     5,054       2,249    21,461
     Interest                         3,307     4,395      12,153    12,450
     Gain on sale of equipment, net    -         -         27,009    30,360
     Other                            1,440     1,672       2,560     2,937
                                    _______  ________    ________  ________

                                     49,239   105,550     264,862   406,380
                                    _______  ________    ________  ________

Expenses:
     Depreciation                     8,096    51,114      40,803   186,782
     General and administrative      43,882    10,982     154,677    34,554
     General and administrative
      to related party                4,617    11,345      25,450    31,799
     Management fee to related
      party                           2,901     9,835      17,834    37,966
                                    _______  ________    ________  ________

                                     59,496    83,276     238,764   291,101
                                    _______  ________    ________  ________

Net (loss) income                  ($10,257) $ 22,274    $ 26,098  $115,279
                                    =======  ========    ========  ========


Net (loss) income per equivalent
  limited partnership unit          $ (2.08) $   2.45    $   2.31  $  13.22
                                    =======  ========    ========  ========


Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period                   6,617     7,666       6,738     7,925
                                    =======  ========    ========  ========




The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                  For the nine months ended September 30, 2003

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount        Total
                                  _______     _____     ______        _____

Balance, December 31, 2002        ($9,914)    41,334    $769,806     $759,892

Cash distributions                (10,500)      -       (289,500)    (300,000)

Net income                         10,500       -         15,598       26,098
                                   ______     ______    ________     ________

Balance, September 30, 2003       ($9,914)    41,334    $495,904     $485,990
                                   ======     ======    ========     ========





























The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                              STATEMENTS OF CASH FLOWS
               For the nine months ended September 30, 2003 and 2002
                                    (Unaudited)

                                                     2003          2002
                                                   ________      ________
Cash flows from operating activities:
     Net income                                     $ 26,098    $  115,279
                                                    ________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                     40,803       186,782
     Gain on sale of equipment, net                  (27,009)      (30,360)
     (Increase) decrease in accounts receivable       15,293        64,309
     (Increase) decrease in due from related
      parties                                          3,669         4,204
     Increase (decrease) in lease rents paid
      in advance                                          26           (78)
     Increase (decrease) in accounts payable and
      accrued expenses                              (148,417)      (38,879)
     Increase (decrease) in due to related parties       881        (5,187)
                                                    ________    __________
                                                    (114,754)      180,791
                                                    ________    __________
     Net cash provided by operating activities       (88,656)      296,070
                                                    ________    __________
Cash flows from investing activities:
     Proceeds from direct financing leases,
      net of earned income                           116,643       343,303
     Proceeds from sale of equipment                  58,632        30,360
                                                    ________    __________
     Net cash (used in ) provided by
      investing activities                           175,275       373,663
                                                    ________    __________
Cash flows from financing activities:
     Distributions                                  (300,000)   (1,000,000)
                                                    ________    __________
     Net cash used in financing activities          (300,000)   (1,000,000)
                                                    ________    __________
     Increase (decrease) in cash and
      cash equivalents                              (213,381)     (330,267)
     Cash and cash equivalents, beginning
      of period                                      737,755     1,032,557
                                                    ________    __________
     Cash and cash equivalents, end of period       $524,374    $  702,290
                                                    ========    ==========



The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND IV, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                September 30, 2003

                                  (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regu-lations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read with the audited financial statements and notes thereto as of December 31, 2002 and for the year then ended. The results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

    In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be con-solidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its ex-pected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable

                     FIDELITY LEASING INCOME FUND IV, L.P.
                   NOTES TO FINANCIAL STATEMENTS (Continued)


1.  RECENT ACCOUNTING PRONOUNCEMENTS (continued)

    interest that it acquired before February 1, 2003. The Fund is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The Fund does not anticipate FIN 46 to have a material impact on the financial position or results of operations.

    The Fund adopted Statement of Financial Accounting Standard 149 (SFAS
    No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Fund's financial position or results of operations.

    The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," on May 15, 2003.
    SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Fund's financial position or results of operations

2.  EQUIPMENT LEASED

    The Fund had equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and estimated unguaranteed residuals upon ex-piration of the lease over the related equipment cost) over the life of the lease using the interest method.

                      FIDELITY LEASING INCOME FUND IV, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


2.  EQUIPMENT LEASED (continued)

    There was no investment in direct financing leases as of September 30, 2003. The net investment in direct financing leases as of December 31, 2002 is as follows:

                                           December 31, 2002
                                               (audited)
                                              ------------

     Minimum lease payments to be received       $119,000
     Unearned residual income                      (2,000)
                                                 ________
                                                 $117,000
                                                 ========

    The Fund also has equipment under operating leases. The Fund's operat-ing leases are for initial lease terms of 17 to 58 months. Generally, operating leases will not recover all of the undepreciated cost and re-lated expenses of its rental equipment during the initial lease terms and so, the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.
    Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. There were no write-downs of equipment to net realizable value recorded during the nine months ended September 30, 2003 and 2002.

    The future approximate minimum rentals to be received on noncancel-lable operating leases as of September 30, 2003 are as follows (unaudited):

      Years Ending December 31             Operating
      ________________________             _________

                2003                        $35,000
                                            _______
                                            $35,000
                                            =======

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

    Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 2003 and 2002 (unaudited):

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                   2003        2002        2003         2002
                                   ____        ____        ____         ____

          Management fee         $ 2,901     $ 9,835     $17,834      $37,966
          Reimbursable costs       4,617      11,345      25,450       31,799

    The Fund keeps its checking and investment accounts at The Bancorp Bank,
    (TBB). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBB. The Fund maintains a normal banking relationship with TBB.

    Amounts due from related parties at September 30, 2003 and December 31, 2002 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at September 30, 2003 and December 31, 2002 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

4.  CASH DISTRIBUTION

    During the nine months ended September 30, 2003, the General Partner declared and paid three cash distributions of $100,000 each for the quarters ended December 31, 2002, March 31, 2003 and June 30, 2003. During the nine months ended September 30, 2002, the General Partner declared and paid a cash distribution of $800,000 for the quarter ended December 31, 2001 and two cash distributions of $100,000 each for the first two quarters of 2002.

    The General Partner declared and paid a cash distribution of $100,000 in November 2003 for the three months ended September 30, 2003, to all admitted partners as of September 30, 2003.

                      FIDELITY LEASING INCOME FUND IV, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund IV, L.P. had revenues of $49,239 and
$105,550 for the three months ended September 30, 2003 and 2002, respec-tively, and $264,862 and $406,380 for the nine months ended September 30, 2003 and 2002, respectively. Rental income from the leasing of equipment and earned income on direct financing leases accounted for 90% and 94% of total revenues for the three months ended September 30, 2003 and 2002, respectively and 84% and 89% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. The decrease in revenues during the first nine months of 2003 was primarily attributable to the decrease in rental income on equipment under operating leases. In 2003, rental income decreased by approximately $118,000 because of equipment that came off lease and renewed at lower rental rates or terminated and was sold since September 2002. Additionally, the decrease in earned income on direct financing leases also contributed to the overall decrease in revenues during the nine months ended September 30, 2003. The earned income on direct financing leases decreased in 2003 because of the normal monthly amortization of unearned income using the interest method as well as the termination of certain direct financing leases since January 2002.Furthermore, the decrease in net gain on sale of equipment for the nine months ended September 30, 2003 also accounted for the overall decrease in revenues in 2003. The Fund recognized $27,009 and $30,360 of net gain on sale of equipment during the first nine months of 2003 and 2002, respectively.

    Expenses were $59,496 and $83,276 during the three months ended
September 30, 2003 and 2002, respectively and $238,764 and $291,101 during the nine months ended September 30, 2003 and 2002, respectively. Depreciation expense comprised 14% and 61% of total expenses for the third quarter of 2003 and 2002, respectively and 17% and 64% of total expenses for the first nine months of 2003 and 2002, respectively. The decrease in expenses in 2003 was primarily caused by the decrease in depreciation expense resulting from equipment that terminated and was sold during 2002 and 2003. Additional-ly general and administrative expense to related party decreased in 2003 because of the decrease in costs incurred by the General Partner to manage the Fund on a daily basis. Furthermore, management fee to related party decreased during the first nine months of 2003 as a direct result of the decrease in rental income on equipment under operating leases and rentals earned on direct financing leases during this period. The decrease in these accounts also contributed to the decrease in total expenses in 2003. However, the overall decrease in expenses was reduced by the increase in general and administrative expense during the nine months ended September 30, 2003. The increase in general and administrative expense was primarily attributable to $129,000 of filing fees recorded for the state of New Jersey. The state of New Jersey enacted new legislation in 2002 that requires a partnership to pay a per partner filing fee to the state with its tax return.

                      FIDELITY LEASING INCOME FUND IV, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)

    For the three months ended September 30, 2003 and 2002, the Fund had net
(loss) income of ($10,257) and $22,274, respectively. For the nine months ended September 30, 2003 and 2002, the Fund had net income of $26,098 and $115,279, respectively. The (loss) earnings per equivalent limited partner-ship unit, after (loss) earnings allocated to the General Partner were ($2.08) and $2.45 based on a weighted average number of equivalent limited partnership units outstanding of 6,617 and 7,666 for the three months ended September 30, 2003 and 2002, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner were $2.31 and $13.22 based on a weighted average number of equivalent limited partnership units out-standing of 6,738 and 7,925 for the nine months ended September 30, 2003 and 2002, respectively.

    The Fund (used) generated cash from operations of ($2,161) and $73,388, for the purpose of determining cash available for distribution, during the third quarter of 2003 and 2002, respectively and the Fund distributed $100,000 to partners in both November 2003 and 2002. For the nine months ended September 30, 2003 and 2002, the Fund generated cash from operations of $39,892 and $271,701, for the purpose of determining cash available for distribution, and distributed $200,000 to partners during both the nine months ended September 30, 2003 and 2002 and $100,000 to partners in both November 2003 and 2002. A cash distribution of $100,000 was paid to partners during the first quarter of 2003 for the quarter ended December 31, 2002.
For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

                      FIDELITY LEASING INCOME FUND IV, L.P.

Item 4:  CONTROLS AND PROCEDURES

    a) Evaluation of disclosure controls and procedures: Based on their evaluation of the Fund's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the principal executive officer and principal financial officer of LEAF Financial Corporation, the General Partner of the Fund, have concluded that as of the end of the period covered by this Quarterly Report of Form 10-Q, such disclosure controls and procedures are effective to ensure that infor-mation required to be disclosed by the Fund in reports that it files or submits under the Exchange Act is recorded, processed, summarized and re-ported within the time periods specified in Securities and Exchange Commis-sion rules and forms.

    b) Changes in internal control over financial reporting: During the quarter under report, there was no change in the Fund's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.

                      FIDELITY LEASING INCOME FUND IV, L.P.

                               September 30, 2003


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

                     FIDELITY LEASING INCOME FUND IV, L.P.




            11-14-03     By:  /s/ Crit DeMent
                             ____________________________
                             Crit DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



            11-14-03     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President of Accounting of
                             LEAF Financial Corporation
                             (Principal Financial Officer)

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

Date:  November 14, 2003


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

Date:  November 14, 2003


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

                                                           Exhibit 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund IV, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit DeMent
      ________________________
      Crit DeMent
      Principal Executive Officer of LEAF Financial Corporation
      November 14, 2003

                                                           Exhibit 32.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund IV, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Financial Corporation
      November 14, 2003