Form 10-K
period 2003-12-31
FIDELITY LEASING INCOME FUND IV L P
filed 2004-03-30
CIK 810363

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment
to this Form 10-K.  [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).                         Yes____ No__X__

The number of outstanding limited partnership units of the Registrant at December 31, 2003 is 41,334.

There is no public market for these securities.

The index of Exhibits is located on page 13.

                                    PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund IV, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1986 and acquired computer equipment, including printers, tape and disk storage devices, data communications equipment, com-puter terminals, technical workstations, networking equipment, as well as other electronic equipment that was leased to third parties on a short-term basis.
As of December 31, 2003, the Fund's equipment portfolio was liquidated. The Fund's principal objective was to generate leasing revenues for distribution. The Fund managed the equipment, releasing or disposing of equipment as it came off lease in order to achieve its principal objective. The Fund did not borrow funds to purchase equipment.

     The Fund generally acquired equipment subject to a lease. Purchases of equipment for lease were typically made through equipment leasing brokers, under a sale-leaseback arrangement directly from lessees owning equipment or from the manufacturer either pursuant to a purchase agreement relating to significant quantities of equipment or on an ad hoc basis to meet the needs of a particular lessee.

     The Fund competed with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which had greater financial re-sources than the Fund. Other leasing companies and equipment manufacturers and distributors may have been in a position to offer equipment to prospective lessees on financial terms which were more favorable than those which the Fund could offer. Equipment manufacturers and distributors may have offered to sell equipment on terms and conditions (such as liberal financing terms and exchange privileges) that would afford benefits to the purchaser similar to those ob-tained through leases. They may also have been in a position to offer trade-in-privileges, maintenance contracts and other services which the Fund could not offer. As a result of the advantages that certain of its competitors had, the Fund may have leased its equipment on a less favorable basis than certain of its competitors.

     The Fund did not have any employees. All persons who worked on the Fund were employees of the General Partner.


Item 2.  PROPERTIES

     During 2003, the General Partner liquidated the remaining equipment under operating leases and investments in direct financing leases owned by the Fund.


Item 3.  LEGAL PROCEEDINGS

     Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (a) The Fund's limited partnership units were not publicly traded. There was no market for the Fund's limited partnership units.

     (b)  Number of Equity Security Holders:

                                                       Number of Partners
                         Title of Class              as of December 31, 2003

                    Limited Partnership Interests              1,570
                    General Partnership Interest                   1


Item 6.  SELECTED FINANCIAL DATA

     The following selected financial and operating information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and our financial statements, including the notes thereto, included elsewhere herein.

                                     For the Years Ended December 31,
                           2003        2002         2001         2000         1999
     Total Income      $  317,646   $  509,241     $666,887     $626,847     $882,124
     Net (Loss) Income     (3,577)     (41,340)     203,404      216,229      391,550
     Distributions to
      Partners            756,313    1,100,000      400,000      400,000      375,000
     Net (Loss) Income
      per Equivalent
      Limited
      Partnership Unit      (0.54)       (5.26)       17.27        20.41        37.08
     Weighted Average Number
      of Equivalent Limited
      Partnership Units
      Outstanding During
      the Year              6,582        7,782        9,547        9,911       10,183

                                                 December 31
                           2003         2002         2001         2000         1999
     Total Assets            -      $1,006,690   $1,998,326   $2,153,297   $2,352,582
     Equipment under
      Operating Leases
      and Equipment Held
      for Sale or Lease
      (Net)                  -         107,602      334,190      595,877      609,476
     Net Investment in
      Direct Financing
      Leases                 -         116,643      544,430      833,062      618,763
     Limited Partnership
      Units                  -          41,334       41,334       41,334       41,334
     Limited Partners       1,570        1,563        1,562        1,562        1,562

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The significant decrease in revenues and expenses in 2003 is primarily due to the dissolution process of the Fund that was completed during the fourth quarter of 2003. Equipment was sold to the end user at lease expiration or packaged and sold prior to lease expiration for the present value of the remaining lease payments plus the forecasted future residual value.

     The Fund had revenues of $317,646, $509,241 and $666,887 for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in total revenues between 2003 and 2002 was primarily caused by the decrease in rental income generated from equipment under operating leases. Rental income from the leasing of equipment accounted for 81%, 85% and 85% of total income in 2003, 2002 and 2001, respectively. In 2003 and 2002, rental income decreased by approximately $176,000 and $134,000 because of equipment that terminated and was sold or equipment under operating leases that renewed at lower rental rates. Additionally, the change in earned income on direct financing leases contributed to the decrease in total revenues in 2003 and the decrease in total revenues in 2002. This account decreased in 2003 and 2002 because of the normal amortization of unearned income using the interest method as well as the early termination of certain direct financing leases during 2003 and the last six months of 2002. The decrease in interest income during the twelve months ended December 31, 2003 and 2002 also contributed to the decrease in revenues in 2003. The decrease in interest income during 2003 resulted from lower cash balances available for investment by the Fund and lower interest rates earned by the Fund. However, the Fund recorded a net gain on sale of equipment of $39,334 for the twelve months ended December 31, 2003 compared to $30,360 for the twelve months ended December 31, 2002 and $1,000 for the twelve months ended December 31, 2001. The increase in this account served to mitigate the overall decrease in revenues in 2003 and 2002.

     Expenses were $321,223, $550,581 and $463,483 for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in expenses in 2003 was primarily due to a decrease in depreciation expense. The de-crease in depreciation expense in 2003 was a result of equipment that terminated and was sold during 2003. The decrease in depreciation expense in 2002 was the primary cause of the decrease in expenses in 2002. The decrease in this account was due to equipment purchased during 2002 as well as equipment that was purchased in 2001 for which a full year of depreciation was recorded in 2002 and only a portion of the twelve months was recorded in 2001. Depreciation expense comprised 13%, 41% and 70% of total expenses in 2003, 2002 and 2001, respectively. Additionally, general and administrative expenses decreased during this period. General and administrative expenses decreased by $9,000 during the twelve months ended December 31, 2003. For the twelve months ended December 31, 2002, general and administrative expenses increased by $195,000. This increase in 2002 was because of new state laws enacted in the state of New Jersey. These laws require a partnership to pay a per partner filing fee to the state. The estimated filing fees for the Fund were $176,000 and $187,000 for the years ended December 31, 2003 and 2002, respectively. The decrease in management fee to related party also

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

contributed to the decrease in expenses in 2003 and the decrease in this account in 2002 mitigated the increase in expenses in 2002. Management fee to related party fluctuated directly with the fluctuation in rentals earned on both operating and direct financing leases in 2003, 2002 and 2001.

     The Fund's net (loss) income was $(3,577), $(41,340) and $203,404 for the years ended December 31, 2003, 2002 and 2001, respectively. The (loss) earnings per equivalent limited partnership unit, after (loss) earnings allocated to the General Partner, were $(0.54), $(5.26) and $17.27 for the years ended December 31, 2003, 2002 and 2001, respectively. The weighted average number of equivalent limited partnership units outstanding were 6,582, 7,782 and 9,547 for 2003, 2002 and 2001, respectively.

     The Fund (used) generated cash from operations of ($2,108), $154,888 and $526,626 for the purpose of determining cash available for distribution, for the years ended December 31, 2003, 2002 and 2001, respectively. The Fund distributed $656,313 for the period from April 1 through December 31, 2003 and $300,000 during each of the periods from April 1 through December 31, 2002 and 2001. During the first quarter of 2003 and 2002, the Fund distributed $100,000 and $800,000, respectively to partners for the years ended Decem-ber 31, 2003 and 2002. For financial statement purposes, the Fund recorded cash distributions to partners on a cash basis in the period in which they were paid.

Analysis of Financial Condition

     During 2003, the General Partner liquidated the remaining equipment under operating leases and investments in direct financing leases owned by the Fund and distributed all remaining cash to the Limited Partners and the General Partner.

     The cash position of the Fund was reviewed daily and cash was invested on a short-term basis.

Recent Accounting Pronouncements

     The Fund adopted Financial Accounting Standards Board ("FASB") Interpreta-tion 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45") on Jan-uary 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Fund issues or modifies subsequent to December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial position or results of operations of the Fund.

     In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," to

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncements (Continued)

certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

     Subsequent to the issuance of FIN 46, the FASB issued a revised interpre-tation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Fund does not anticipate that FIN 46 will have a material impact on its financial position or results of operations.

     The FASB issued SFAS No. 150, "Accounting for Certain Financial Instru-ments with Characteristics of Both Liabilities and Equity," on May 15, 2003. SFAS 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presenta-tion to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for public companies for financial instru-ments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Fund's financial position or results of operations.

Critical Accounting Policies, Judgments and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenues and expenses during the reporting period. Although we believe our estimates are reasonable, actual results could differ from those estimates. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Key estimates used by our management include estimates used to record revenue and expense accruals, depreciation and amortization, asset impairment and fair values of assets acquired. We summarize our significant accounting policies in Note 2 to our Financial Statements included in this report. We discuss below the critical accounting policies that we have identified.

Accounts Receivable and Allowances for Uncollectible Accounts

     In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's management's prior experience with similar lease assets.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncements (Continued)

Net Assets in Liquidation

     The 2003 financial statements have been prepared on a liquidation basis of accounting, whereby the remaining assets and liabilities have been revalued to the amount expected to be paid or collected during liquidation.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

     We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this report commencing on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We necessarily applied our judgment in assessing the costs and benefits of such controls and proce-dures, which by their nature can provide only reasonable assurance regarding our control objectives.

     We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Our chief executive officer and chief financial officer participated and provided input into this process. Based upon the foregoing, these senior officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our Exchange Act reports.

     There has been no change in our internal control over financial report-ing that occurred during the fourth fiscal quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Fund is LEAF Financial Corporation (LEAF). LEAF is a wholly owned subsidiary of Resource Leasing, Inc. which is a wholly owned subsidiary of Resource America, Inc. (Resource America). The Directors and Executive Officers of LEAF are:

     CRIT DEMENT, age 51, Chairman of the Board of Directors and Chief Executive Officer of LEAF since February 2002. Chairman of the
     Board of Directors, President and Chief Executive Officer of LEAF from November 2001 to February 2002. President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of CitiCapital Vendor Finance from 1998 to 2001. Vice President of Marketing for Tokai Financial Services from 1987 through 1996.

     ALAN D. SCHREIBER, M.D., age 61, Professor of Medicine since 1973 and Assistant Dean for Research and Research Training sine 1990 at the University of Pennsylvania School of Medicine. Chairman, Scientific Advisory Board, Inkine Pharmaceutical Co., Inc. (a publicly traded biopharmaceutical company) since 1997. Founder and Chief Scientific Officer of CorBec Pharmaceuticals, Inc. from 1993 to 1997.

     EDWARD E. COHEN, age 65, Director of LEAF since November 2001. Chairman of the Board of Resource America since 1990. President of Resource America since 2000 and Chief Executive Officer of Resource America since 1988. Chairman of the Managing Board of Directors of Atlas Pipeline Partners GP, LLC (a wholly owned subsidiary of Resource America that is the general partner of a publicly traded limited partnership that owns and operates natural gas pipelines) since its formation in 1999. Chairman of the Board of Directors of Brandywine Construction & Management, Inc. (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen.

     JONATHAN Z. COHEN, age 33, Director of LEAF since November 2001. Chief Operating Officer and a Director of Resource America since 2002. Execu-tive Vice President of Resource America since 2001. Senior Vice Presi-dent of Resource America from 1999 to 2001. Vice President of Resource America from 1998 to 1999. Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999. Trustee and Secretary of RAIT Investment Trust (a publicly traded real estate invest-ment trust) since 1997. Mr. Cohen is the son of Edward E. Cohen.

     MILES HERMAN, age 44, President, Chief Operating Officer and a Director of LEAF since February 2002. Vice President and a Director of LEAF from November 2001 to February 2002. Held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1997 to 2000. Held several management positions in sales, marketing and operations at Tokai Financial Services from 1983 to 1998.

     FREDDIE M. KOTEK, age 48, Director of LEAF since 1996. Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since 1996.

     LINDA RICHARDSON, age 56, Director of LEAF since August 2002. President and Chief Executive Officer of Richardson (a sales training and consulting firm) since 1988. A director of the Pennsylvania Academy of the Fine Arts.

     ROBERT K. MOSKOVITZ, age 47, Chief Financial Officer and Treasurer of
     LEAF since 2004.   Independent consultant working with companies on
     performance management initiatives from 2002 to 2004. Executive Vice President and Chief Financial Officer of ImpactRx, Inc., (a start-up, market research firm servicing pharmaceutical manufacturers). Chief Financial Officer of Breakthrough Commerce LLC (a holding company that created and funded Internet related businesses) from 1999 to 2001. Held senior financial positions with several high growth public and privately owned companies from 1983 to 1997. Mr. Moskovitz is also a Certified Public Accountant.


Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 2003:

          Name of Individual or         Capacities in
             Number in Group            Which Served         Compensation
          ---------------------         --------------       ------------

            LEAF Financial
             Corporation                General Partner         $18,543(1)
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

           Name of Individual                  Number of
                or Group                      Units Owned
           ------------------                 -----------

           James S. and Danea T. Riley        2,210.07 (1)

           Odd Lot Liquidity Fund, LLC        2,210.07 (2)

           Sierra Fund 4, LLC                 2,210.07 (3)

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

           (1) Amount represents beneficial ownership interest through ownership of Odd Lot Liquidity Fund, LLC and Sierra Fund 4, LLC which own 1,942.37 units and 267.07 units, respectively, of the outstanding limited partnership units of the Fund.

           (2) Amount represents direct ownership by Odd Lot Liquidity Fund, LLC of 1,942.37 units and beneficial ownership of
           267.07 units by virtue of group membership and affiliate status with Sierra Fund 4, LLC.

           (3) Amount represents direct ownership by Sierra Fund 4, LLC of 267.07 units and beneficial ownership of 1,942.37 units by virtue of group membership and affiliate status with Odd Lot Liquidity Fund, LLC.

     (b) In 1986, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities. No individual director or officer of LEAF Financial Corporation nor such directors or officers as a group, owned more than one percent of the Fund's outstanding securities. The General Partner owned a general partnership interest which entitles it to receive 3.5% of cash distri-butions until the Limited Partners have received an amount equal to the purchase price of their units plus a 10% compounded Priority Return; thereafter 10%. The General Partner also shared in net income equal to the greater of its cash distributions or 1% of net income or to the extent there were losses, 1% of such losses.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2003, the Fund was charged $18,543 of management fees by the General Partner. The General Partner received 6% or 3% of rental payments on equipment under operating leases or full pay-out leases, respectively for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees.

     The General Partner also received 3.5% of cash distributions.   During
the year ended December 31, 2003, the General Partner received $26,472 of cash distributions.

     The Fund incurred $37,328 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 2003.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Aggregate fees recognized by the Partnership during the years ending December 31, 2003 and 2002 by its principal accounting firm, Grant Thornton, LLP, are set forth below. The audit committee of the managing board of our General Partner has considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountant's independence.

                                 For the Year Ended         For the Year Ended
                                 December 31, 2003          December 31, 2002
                                 ------------------         ------------------
Audit fees  (1)                          $31,350                    $29,000
Audit related fees (2)                      (                          -
Tax fees (3)                                -                          -
All other fees (4)                          -                          -
                                         _______                    _______
Total aggregate fees billed              $31,350                    $29,000
                                         =======                    =======

           (1) Includes the aggregate fees recognized in each of the last two years for professional services rendered by Grant Thornton, LLP for the audit of the Partnership's annual financial statements and the review of financial statements included in Form 10-Q.
           The fees are for services that are normally provided by Grant Thornton, LLP in connection with statutory or regulatory filings or engagements.

           (2) Includes the aggregate fees recognized in each of the last two years for professional services rendered by Grant Thornton, LLP for tax compliance, tax advice, and tax planning.

           (3) Includes the aggregate fees recognized in each of the last two years for products and services provided by Grant Thornton, LLP, other than those services described above. Services in this category include due diligence related to an acquisition.

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements (1) and (2)  The response to this portion of
     Item 15 is submitted as a separate section of this report commencing on page F-1.

     (a) Exhibits (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

               Exhibit Numbers             Description              Page Number

                 3(a) & (4)       Amended and Restated Agreement          *
                                      of Limited Partnership

                    (9)                  not applicable

                    (10)                 not applicable

                    (11)                 not applicable

                    (12)                 not applicable

                    (13)                 not applicable

                    (18)                 not applicable

                    (19)                 not applicable

                    (22)                 not applicable

                    (23)                 not applicable

                    (24)                 not applicable

                    (25)                 not applicable

                    (28)                 not applicable

                    31.1                Rule 13a-14(a)/15d-14(a)
                                        Certification                   15

                    31.2                Rule 13a-14(a)/15d-14(a)
                                        Certification                   17

                    32.1                Section 1350 Certification      19

                    32.2                Section 1350 Certification      20


      b)  Reports on Form 8-K:  Not applicable


*  Incorporated by reference.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  FIDELITY LEASING INCOME FUND IV, L.P.
                  A Delaware limited partnership

                  By:  LEAF FINANCIAL CORPORATION

                       /s/ Crit DeMent
                  By:  ___________________________
                       Crit DeMent, Chairman of the Board and
                        Principal Executive Officer

Dated March 30, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                            Date



/s/ Crit DeMent
____________________________  Chairman of the Board of Directors        3-30-04
Crit DeMent                    of LEAF Financial Corporation
                               (Principal Executive Officer)



/s/ Miles Herman
____________________________  President, and Director of                3-30-04
Miles Herman                   LEAF Financial Corporation
                               (Principal Operating Officer)



/s/ Jonathan Z. Cohen
____________________________  Director of LEAF Financial Corporation    3-30-04
Jonathan Z. Cohen




/s/ Freddie M. Kotek
____________________________  Director of LEAF Financial Corporation    3-30-04
Freddie M. Kotek



/s/ Robert K. Moskovitz
____________________________  Chief Financial Officer and Treasurer of  3-30-04
Robert K. Moskovitz            LEAF Financial Corporation
                               (Principal Financial Officer)

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

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the Regis-trant, is made known to us by others within those entities, partic-ularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the Regis-trant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial re-porting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  March 30, 2004


/s/ Crit DeMent
____________________________
Crit S. DeMent
Chairman of the Board of Directors of LEAF Financial Corporation,
The General Partner
(Principal Executive Officer)

                                                           Exhibit 31.2

                                CERTIFICATIONS


     I, Robert K. Moskovitz, certify that:

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

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the Regis-trant, is made known to us by others within those entities, partic-ularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the Regis-trant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial re-porting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  March 30, 2004


/s/ Robert K. Moskovitz
____________________________
Robert K. Moskovitz
Chief Financial Officer and Treasurer of LEAF Financial Corporation, The General Partner
(Principal Financial Officer)

                                                           Exhibit 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Fidelity Leasing Income Fund IV,
L.P. (the "Fund") on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit DeMent
      ________________________
      Crit DeMent
      Principal Executive Officer of LEAF Financial Corporation
      March 30, 2004

                                                           Exhibit 32.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Fidelity Leasing Income Fund IV,
L.P. (the "Fund") on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert K. Moskovitz, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/  Robert K. Moskovitz
      ________________________
      Robert K. Moskovitz
      Principal Financial Officer of LEAF Financial Corporation
      March 30, 2004

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                      Pages

          Report of Independent Certified Public Accountants           F-2

          Statement of Net Assets in Liquidation as of
           December 31, 2003                                          F-3

          Balance Sheet as of December 31, 2002                       F-4

          Statement of Changes of Net Assets in Liquidation for
           the year ended December 31, 2003                           F-5

          Statements of Operations for the years ended
           December 31, 2002 and 2001                                 F-6

          Statements of Partners' Capital for the years ended
           December 31, 2002 and 2001                                 F-7

          Statements of Cash Flows for the years ended
           December 31, 2003, 2002 and 2001                           F-8

          Notes to Financial Statements                            F-9 - F-16






















All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

                 Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund IV, L.P.



     We have audited the balance sheet of the Fidelity Leasing Income
Fund IV, L.P. (the Fund) as of December 31, 2002, and the related statements of operations, partners' capital, and cash flows for each of the two years ended December 31, 2002. In addition, we have audited the statement of net assets in liquidation as of December 31, 2003, and the related statement of changes in net assets in liquidation for the period from January 1, 2003 to December 31, 2003. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     As described in Note No. 3 to the financial statements, the General Partner approved a plan of liquidation. As a result, the Fund has changed its basis of accounting for periods subsequent to December 31, 2002 to a liquidation basis.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fidelity Leasing Income Fund IV, L.P. as of December 31, 2002, and the results of its operations and its cash flows for the two years then ended, its net assets in liquidation as of December 31, 2003, and the changes in its net assets in liquidation for the period from January 1, 2003 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.



Grant Thornton LLP
Philadelphia, Pennsylvania
February 10, 2004

                      FIDELITY LEASING INCOME FUND IV, L.P.

                      STATEMENT OF NET ASSETS IN LIQUIDATION
ASSETS
                                                      December 31, 2003
     Cash and cash equivalents                             $     -

     Accounts receivable                                         -

     Due from related parties                                    -

     Net investment in direct financing leases                   -

     Equipment under operating leases
      (net of accumulated depreciation of $1,311,044)            -

     Equipment held for sale or lease                            -
                                                           __________

              Total assets                                 $     -
                                                           ==========


LIABILITIES AND PARTNERS' CAPITAL
     Liabilities:

           Lease rents paid in advance                     $     -

           Accounts payable and accrued expenses                 -

           Due to related parties                                -
                                                           __________

              Total liabilities                                  -

     Partners' capital                                           -
                                                           __________

              Total liabilities and partners' capital      $     -
                                                           ==========





The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND IV, L.P.

                                  BALANCE SHEET

ASSETS
                                                      December 31, 2002
     Cash and cash equivalents                             $  737,755

     Accounts receivable                                       31,965

     Due from related parties                                  12,725

     Net investment in direct financing leases                116,643

     Equipment under operating leases
      (net of accumulated depreciation $1,309,452)             75,979

     Equipment held for sale or lease                          31,623
                                                           __________

              Total assets                                 $1,006,690
                                                           ==========


LIABILITIES AND PARTNERS' CAPITAL
     Liabilities:

           Lease rents paid in advance                     $   27,432

           Accounts payable and accrued expenses              207,598

           Due to related parties                              11,768
                                                           __________

              Total liabilities                               246,798

     Partners' capital                                        759,892
                                                           __________

              Total liabilities and partners' capital      $1,006,690
                                                           ==========



The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                 STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION

                        For the year ended December 31, 2003

Income:
  Rentals                                                  $257,711
  Earned income on direct financing leases                    2,249
  Interest                                                   14,812
  Gain on sale of equipment, net                             39,334
  Other                                                       3,540
                                                           ________
                                                            317,646
                                                           ________

Expenses:
  Depreciation                                               40,803
  General and administrative                                224,549
  General and administrative to related party                37,328
  Management fee to related party                            18,543
                                                           ________
                                                            321,223
                                                           ________

Net loss                                                  ($  3,577)
                                                           ========

Net loss per equivalent limited partnership unit          ($   0.54)
                                                           ========

Weighted average number of equivalent
 limited partnership units outstanding during the year        6,582
                                                           ========


Net assets in liquidation at January 1, 2003               $759,892
  Cash distributions - Limited Partners                    (729,843)
  Cash distributions - General Partner                      (26,472)
  Net loss                                                   (3,577)
                                                           ________

Net assets in liquidation at December 31, 2003             $   -
                                                           ========




The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                                 STATEMENTS OF OPERATIONS
                                                  For the years ended December 31,

                                                         2002           2001
     Income:
       Rentals                                        $433,601       $567,321
       Earned income on direct
        financing leases                                24,553         61,537
       Interest                                         16,997         30,459
       Gain on sale of equipment, net                   30,360          1,000
       Other                                             3,730          6,570
                                                      ________       ________

                                                       509,241        666,887

                                                      ________       ________

     Expenses:
       Depreciation                                    226,588        324,222
       General and administrative                      233,249         38,515
       General and administrative to
        related party                                   43,449         39,586
       Management fee to related party                  47,295         61,160
                                                      ________       ________
                                                       550,581        463,483
                                                      ________       ________

     Net (loss) income                               ($ 41,340)      $203,404
                                                      ========       ========

     Net (loss) income per equivalent
      limited partnership unit                       ($   5.26)      $  17.27
                                                      ========       ========

     Weighted average number of
      equivalent limited partnership
      units outstanding during the year                  7,782          9,547
                                                      ========       ========










The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                              STATEMENT OF PARTNERS' CAPITAL

                    For the years ended December 31, 2002 and 2001


                                         General      Limited Partners
                                         Partner     Units       Amount        Total
                                         _______     __________________        _____

     Balance, January 1, 2001            $ 4,499     41,334   $2,093,329    $2,097,828

     Cash distributions                  (14,000)      -        (386,000)     (400,000)

     Net income                           38,500       -         164,904       203,404
                                         _______     ______   __________    __________

     Balance, December 31,2001            28,999     41,334    1,872,233     1,901,232

     Cash distributions                  (38,500)      -      (1,061,500)   (1,100,000)

     Net loss                               (413)      -         (40,927)      (41,340)
                                         _______     ______   __________    __________

     Balance, December 31, 2002         ($ 9,914)    41,334   $  769,806    $  759,892
                                         =======     ======   ==========    ==========















The accompanying notes are an integral part of this financial statement.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                                 STATEMENTS OF CASH FLOWS
                                                  For the years ended December 31,
                                                  2003         2002          2001
     Cash flows from operating activities:
       Net (loss) income                       ($  3,577)   ($  41,340)   $  203,404
                                                ________    __________    __________
       Adjustments to reconcile net
        (loss) income to net cash provided
        by operating activities:
          Depreciation                            40,803       226,588       324,222
          Gain on sale of equipment, net         (39,334)      (30,360)       (1,000)
          (Increase) decrease in
           accounts receivable                    31,965        48,499       (49,546)
          (Increase) decrease in due
           from related parties                   12,725        (6,040)       24,021
          Increase (decrease) in lease
           rents paid in advance                 (27,432)          (78)        1,318
          Increase (decrease) in accounts
           payable and accrued expenses         (207,598)      150,038        41,258
          Increase (decrease) in due to
           related parties                       (11,768)         (256)         (951)
                                                ________    __________    __________
                                                (200,639)      388,391       339,322
                                                ________    __________    __________
       Net cash (used in) provided by
        operating activities                    (204,216)      347,051       542,726
                                                ________    __________    __________
     Cash flows from investing activities:
       Acquisition of equipment                     -             -          (62,536)
       Investment in direct financing leases        -             -         (200,890)
       Proceeds from direct financing
        leases, net of earned income             116,643       427,787       489,523
       Proceeds from sale of equipment           106,133        30,360         1,000
                                                ________    __________    __________
       Net cash provided by
        investing activities                     222,776       458,147       227,097
                                                ________    __________    __________
     Cash flows from financing activities:
       Distributions                            (756,315)   (1,100,000)     (400,000)
                                                ________    __________    __________
       Net cash used in financing
        activities                              (756,315)   (1,100,000)     (400,000)
                                                ________    __________    __________
       Increase (decrease) in cash
        and cash equivalents                    (737,755)     (297,802)      369,823
       Cash and cash equivalents,
        beginning of year                        737,755     1,032,557       662,734
                                                ________    __________    __________
       Cash and cash equivalents,
        end of year                             $   -       $  737,755    $1,032,557
                                                ========    ==========    ==========


The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND IV, L.P.

                           NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund IV, L.P. (the "Fund") was formed in December 1986. The General Partner of the Fund is LEAF Financial Corporation (LEAF). LEAF is a wholly owned subsidiary of Resource Leasing, Inc., which is a wholly owned subsidiary of Resource America, Inc. (Resource America). The Fund was managed by the General Partner. The Fund's limited partnership interests were not publicly traded. There was no market for the Fund's limited partnership interests. During 2003, the General Partner completed the dissolution process of the Fund. The remaining lease portfolio was sold during the year and all cash was distributed to the partners.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

     The accounting and reporting policies of the Fund conform to accounting principles generally accepted in the United States of America (US GAAP). In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, un-guaranteed residual values and impairment of residual values. Actual results could differ from those estimates.

     The Fund carries its investments in the future estimated unguaranteed residual values of assets at cost, which is equal to or less than market value, subject to the Fund's policy relating to impairments of residuals.
Gains or losses are recognized upon the sale or disposition of the investments.

     The Fund reviews, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circum-stances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Fund's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Fund's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Fund does not recover its residual until the non-recourse note obligation is repaid in full. The Fund measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Fund from re-lease or sale of the equipment. Generally, third party appraisals, reviews of future cash flows and anticipated future cash flows and detailed market analyses are used as the basis for measuring whether an impairment loss should be recognized.

                      FIDELITY LEASING INCOME FUND IV, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Financial Statement Presentation (Continued)

     The 2003 financial statements have been prepared on a liquidation basis of accounting, whereby the remaining assets and liabilities have been revalued to the amount expected to be paid or collected during liquidation.

     The Fund records an allowance for doubtful accounts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on the ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk. The Fund's write-off policy is based on an analysis of the aging of the Fund's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved or written off when the analysis indicates that the probability of collection of the account is remote.

     Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Fund has one operating and, accordingly, one reportable segment, "Leasing Activities."

Accounting for Leases

     The Fund's leasing operations consisted of both operating and direct financing leases. Under the operating method of accounting for leases, the cost of the leased equipment was recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to six years. Acqui-sition fees associated with lease placements were allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consisted of monthly periodic rentals due under the terms of the leases. Upon sale or other disposition of assets, the cost and related accumulated depreciation were removed from the accounts and the resulting gain or loss, if any, was reflected in income.

     Under the direct financing method of accounting for leases, income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) was recognized over the life of the lease using the interest method.

Equipment Held for Sale or Lease

     Equipment held for sale or lease was carried at its estimated net realiz-able value.

Impairment of Long-Lived Assets

     The Fund adopted Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on January 1, 2002. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be

                      FIDELITY LEASING INCOME FUND IV, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

disposed by sale. SFAS No. 144 changes the requirements relating to reporting the effects of a disposal or discontinuation of a business segment.

     The Fund reviewed its assets to determine if it has any long-lived assets that were carried on the books for an amount that may not be recoverable. If it was determined that an asset's estimated future cash flows was not be suf-ficient to recover its carrying amount, an impairment charge was recorded.
There was no impairment of any long-lived assets at December 31, 2003 and 2002.

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

Concentration of Credit Risk

     Financial instruments that potentially subject the Fund to concentra-tions of credit risk consisted principally of temporary cash investments. The Fund placed its temporary investments in money market savings accounts.

     Concentrations of credit risk with respect to accounts receivables were due to the limited dispersion of the Fund's lessees over different industries and geographies.

Comprehensive Income

     Comprehensive income includes net income and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income." The Fund had no other elements of comprehensive income, other than net income to report.

                       FIDELITY LEASING INCOME FUND IV, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

     The Fund adopted Financial Accounting Standards Board ("FASB") Interpreta-tion 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45") on
January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Fund issues or modifies subsequent to December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial position or results of operations of the Fund.

     In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Con-solidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

     Subsequent to the issuance of FIN 46, the FASB issued a revised inter-pretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Fund does not anticipate that FIN 46 will have a material impact on its financial position or results of operations.

     The FASB issued SFAS No. 150, "Accounting for Certain Financial Instru-ments with Characteristics of Both Liabilities and Equity," on May 15, 2003. SFAS 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presenta-tion to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for public companies for financial instru-ments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Fund's financial position or results of operations.

                       FIDELITY LEASING INCOME FUND IV, L.P.

3.  LIQUIDATION

     During 2003, the General Partner liquidated the remaining equipment under operating leases and investments in direct financing leases owned by the Fund and distributed all remaining cash to the Limited Partners and the General Partner.

4.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

     Cash distributions (except for the period from January 1, 1992 through June 30, 1996), if any, were made annually as follows: 96.5% to the Limited Partners and 3.5% to the General Partner, until the Limited Partners have received an amount equal to the purchase price of their units, plus a 10% compounded priority return (an amount equal to 10% compounded annually on the portion of the purchase price not previously distributed); thereafter, 90% to the Limited Partners and 10% to the General Partner.

     Net Losses were allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner was allocated Net Income equal to its cash distributions, but not less than 1% of Net Income, with the balance allocated to the Limited Partners.

     Net Income (Losses) allocated to the Limited Partners were allocated to individual limited partners based on the ratio of the daily weighted average partner's net capital account balance (after deducting related commission expense) to the total daily weighted average of the Limited Partners' net capital account balances.

5.  RELATED PARTY TRANSACTIONS

     The General Partner received 6% or 3% of rental payments on equipment under operating leases and full pay-out leases, respectively, for adminis-trative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees.

     The General Partner was also to receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee was deferred until the Limited Partners received cash distributions equal to the purchase price of their units plus a 10% cumulative compounded priority return. Based on actual operations, the Fund was not required to pay the General Partner a sales fee.

                       FIDELITY LEASING INCOME FUND IV, L.P.

5.  RELATED PARTY TRANSACTIONS (Continued)

     Additionally, the General Partner and its parent company were reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs charged by the General Partner and its parent company during the years ended December 31:

                                        2003         2002        2001

        Management fee                $18,543      $47,295     $61,160
        Reimbursable costs             37,328       43,449      39,586

     During 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc. (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintained a normal banking relation-ship with TBI.

     Amounts due from related parties at December 31, 2003 and 2002 represented monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 2003 and 2002 represented monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  MAJOR CUSTOMERS

     For the year ended December 31, 2003, three customers accounted for 85%, 14% and 1% of the Fund's rental income. For the year ended December 31, 2002, three customers accounted for 68%, 13% and 12% of the Fund's rental income. For the year ended December 31, 2001, three customers accounted for 54%, 30% and 10% of the Fund's rental income.

7.  CASH DISTRIBUTIONS

     Below is a summary of the quarterly cash distributions paid to partners during the years ended December 31:

        Month of Distribution               2003           2002           2001
               February                  $100,000     $  800,000       $100,000
               May                           -           100,000        100,000
               June                       100,000           -              -
               August                     100,000        100,000        100,000
               November                   100,000        100,000        100,000
               December                   356,313           -              -
                                         ________     __________       ________
                                         $756,313     $1,100,000       $400,000
                                         ========     ==========       ========

                      FIDELITY LEASING INCOME FUND IV, L.P.

8.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following table summarizes the results of operations on a quarterly basis during 2003 and 2002:



                                                                  2003
                                                 ----------------------------------------
                                                 Fourth      Third     Second      First
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
   Income:
     Rentals                                    $36,820    $44,439    $86,985   $ 89,467
     Earned income on direct financing
      leases                                       -            53        572      1,624
     Interest                                     2,659      3,307      4,154      4,692
     Gain on sale of equipment, net              12,325       -             9     27,000
     Other                                          980      1,440        310        810
                                                _______    _______    _______   ________

   Total income                                  52,784     49,239     92,030    123,593
                                                _______    _______    _______   ________

   Expenses:

     Depreciation                                  -         8,096     12,143     20,564
     General and administrative                  69,872     43,882     52,170     58,625
     General and administrative to
      related party                              11,878      4,617     11,941      8,892
     Management fee to related party                709      2,901      6,489      8,444
                                                _______    _______    _______   ________

   Total expenses                                82,459     59,496     82,743     96,525
                                                _______    _______    _______   ________

   Net (loss) income                           ($29,675)  ($10,257)   $ 9,287   $ 27,068
                                                =======    =======    =======   ========

   Net (loss) income per equivalent
    limited partnership unit                    $ (4.81)   $ (2.08)   $  0.89   $   3.34
                                                =======    =======    =======   ========

                      FIDELITY LEASING INCOME FUND IV, L.P.

8.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED) (Continued)



                                                                  2002
                                                 ----------------------------------------
                                                 Fourth      Third     Second      First
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
   Income:
     Rentals                                   $ 94,429   $ 94,429   $108,400   $136,343
     Earned income on direct financing
      leases                                      3,092      5,054      5,583     10,824
     Interest                                     4,547      4,395      3,418      4,637
     Gain on sale of equipment, net                -          -        30,360       -
     Other                                          793      1,672        800        465
                                               ________   ________   ________   ________

   Total income                                 102,861    105,550    148,561    152,269
                                               ________   ________   ________   ________

   Expenses:

     Depreciation                                39,806     51,114     67,164     68,504
     General and administrative                 198,695     10,982     10,205     13,367
     General and administrative to
      related party                              11,650     11,345      9,467     10,987
     Management fee to related party              9,329      9,835     11,961     16,170
                                               ________   ________   ________   ________

   Total expenses                               259,480     83,276     98,797    109,028
                                               ________   ________   ________   ________

   Net (loss) income                          ($156,619)  $ 22,274   $ 49,764   $ 43,241
                                               ========   ========   ========   ========

   Net (loss) income per equivalent
    limited partnership unit                  ($  18.43)  $   2.45   $   5.95   $   4.77
                                               ========   ========   ========   ========